Form 10-Q
period 1995-05-31
AMERICAN LIST CORP
filed 1995-07-17
CIK 5385

                  FORM 10-Q - QUARTERLY OR TRANSITIONAL REPORT



     /X/  QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF
          THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended May 31, 1995

     / /  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EX-
          CHANGE ACT
              For the transition period from ______ to ______
               Commission file number  1-9312
                                       -------

                            AMERICAN LIST CORPORATION
- --------------------------------------------------------------------------------
                           (Exact name of Registrant
                          as specified in its charter)

          DELAWARE                                          11-2050322
- ---------------------------------------------     ------------------------------
(State or other jurisdiction of incorporation           (I.R.S. Employer
 or organization)                                       Identification No.)

                  330 OLD COUNTRY ROAD, MINEOLA, NEW YORK 11501
- --------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (516) 248-6100
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

  Indicate by check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes   X   No
           -----    ------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDING DURING THE PRECEDING FIVE YEARS

  Indicate by check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) or the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes       No
    -----    -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,564,973 shares of Common Stock, $.01 par value, as of June 30, 1995.

                            AMERICAN LIST CORPORATION

                                    FORM 10-Q


                                      INDEX


PART I.   FINANCIAL INFORMATION

Item 1.   Unaudited Financial Statements

            Consolidated Balance Sheets at May 31, 1995 and February 28, 1995

            Consolidated Statements of Earnings and Retained Earnings for the
                three months ended May 31, 1995 and 1994.

            Consolidated Statements of Stockholders' equity for the three months ended May 31, 1995.

            Consolidated Statements of Cash Flows for the three months ended
                May 31, 1995 and 1994.

            Notes to Consolidated Financial Statements

Item 2.   Management's Discussion and Analysis of Plan of Operations


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

Item 2.   Changes in Securities

Item 3.   Defaults upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K


SIGNATURE

PART I.  FINANCIAL INFORMATION

ITEM 1.  UNAUDITED FINANCIAL STATEMENTS

                            AMERICAN LIST CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)



                                                             May 31,     February 28,
                                                              1995           1995
                                                           -----------   ------------

        ASSETS
 Current assets:
  Cash and equivalents                                     $ 3,978,286    $ 3,196,634
  Marketable securities                                      8,289,915      7,351,410
  Trade accounts receivable, net                             5,131,411      4,393,107
  Unamortized costs of lists                                   777,376        933,669
  Prepaid expenses and other                                    46,718         37,042
                                                           -----------    -----------
   Total current assets                                     18,223,706     15,911,862

 Property and equipment, at cost (less
  accumulated depreciation of $710,282 and                     196,823        189,878
  $690,427)
 Deferred license cost, net of accumulated                   3,041,539      3,125,873
 amortization
 Unamortized costs of lists                                    596,816        654,402
 Other assets                                                  259,258        230,414
                                                           -----------    -----------
                                                           $22,318,142    $20,112,429
                                                           -----------    -----------
                                                           -----------    -----------

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
  Current portion of long-term debt                       $    446,884   $    414,569
  Accounts payable                                             101,048         97,653
  Income taxes payable                                       1,261,237        170,337
  Accrued pension and profit-sharing
   contribution                                                247,049        192,049
  Accrued salaries                                             393,423        363,441
  Accrued expenses                                             234,756        179,125
                                                           -----------    -----------
   Total current liabilities                                 2,684,397      1,417,174

 Long-term debt                                              2,292,575      2,324,890

 Stockholders' Equity:
  Common stock, par value $.01 per share;
   Authorized - 10,000,000 shares; issued and
   outstanding 4,564,643 and 4,560,013 shares,
   respectively                                                 45,646         45,600
  Additional paid-in-capital                                 6,959,607      6,913,311
  Unrealized loss on marketable securities                      (1,568)       (11,833)
  Retained earnings                                         10,846,723      9,423,287
                                                           -----------    -----------
                                                            17,850,408     16,370,365
  Less treasury stock at cost - 24,600 shares                 (509,238)
                                                           -----------    -----------
                                                            17,341,170     16,370,365
                                                           -----------    -----------
                                                           $22,318,142    $20,112,429
                                                           -----------    -----------
                                                           -----------    -----------

                            AMERICAN LIST CORPORATION

                       CONSOLIDATED STATEMENTS OF EARNINGS

                                   (Unaudited)



                                                               Three months ended
                                                                      May 31,
                                                            -------------------------
                                                                1995         1994
                                                                ----         ----
 Revenues                                                   $5,330,609     $4,289,492
                                                            ----------     ----------

 Costs and expenses:
   Cost of operations                                          671,100        527,457
   Selling, general and administrative expense                 975,781        885,744
                                                            ----------     ----------

                                                             1,646,881      1,413,201
                                                            ----------     ----------

   Operating income                                          3,683,728      2,876,291

 Investment income                                             125,456         54,536
 Interest expense                                              (52,314)
                                                            ----------     ----------

   Earnings before provision for income taxes                3,756,870      2,930,827

 Provision for income taxes                                  1,421,000      1,123,000
                                                            ----------     ----------

   Net earnings                                             $2,335,870     $1,807,827
                                                            ----------     ----------
                                                            ----------     ----------

 Net earnings per common share                                   $0.51          $0.40
                                                                 -----          -----
                                                                 -----          -----

 Weighted average shares outstanding                         4,547,305      4,556,713
                                                            ----------     ----------
                                                            ----------     ----------

                          AMERICAN LIST CORPORATION

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                        Three months ended May 31, 1995

                                 (Unaudited)


                                                                                Unrealized
                                                                  Additional      loss on
                                                                    paid-in     marketable   Retained    Treasury
                                          Shares         Amount     capital     securities   earnings      stock         Total
                                        ----------    ----------  ----------    ----------  ----------   ----------  -----------
 Balance at March 1, 1995                4,560,013      $45,600   $6,913,311     $(11,833)  $9,423,287               $16,370,365

 Issuance of common stock                    4,630           46       46,296                                              46,342
 in connection with
 exercise of stock options

 Purchase of common stock                                                                                 $(509,238)    (509,238)
 for treasury

 Cash dividends declared on                                                                   (912,434)                 (912,434)
 common stock - $.20 per
 share

 Unrealized gain on                                                                10,265                                 10,265
 marketable securities

 Net earnings                                                                                2,335,870                 2,335,870
                                         ---------    ---------    ---------    ---------   ----------    ---------  -----------

 Balance at May 31, 1995                 4,564,643      $45,646   $6,959,607      $(1,568) $10,846,723    $(509,238) $17,341,170
                                         ---------    ---------    ---------    ---------   ----------    ---------  -----------
                                         ---------    ---------    ---------    ---------   ----------    ---------  -----------

                            AMERICAN LIST CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                              Three months ended
                                                                    May 31,
                                                            --------------------------
                                                                1995          1994
 Cash flows from operating activities

   Net earnings                                           $  2,335,870   $  1,807,827
   Adjustments to reconcile net earnings to net cash
    provided by operating activities
      Depreciation                                              19,855         20,582
      Amortization of bond premiums                             59,398         67,170
      Amortization of deferred license cost                     84,334
      Increase in operating assets                            (568,945)      (474,542)
      Increase (decrease) in operating liabilities           1,234,908       (853,569)
                                                          ------------   ------------
      Net cash provided by operating activities              3,165,420        567,468
                                                          ------------   ------------

 Cash flows from investing activities

   Capital expenditures                                        (26,800)       (37,318)
   Purchase of marketable securities                          (981,638)      (868,259)
   Purchase of temporary investments                                         (901,667)
                                                          ------------   ------------

   Net cash used in investing activities                    (1,008,438)    (1,807,244)
                                                          ------------   ------------

 Cash flows from financing activities

   Issuance of common stock                                     46,342
   Cash dividends paid                                        (912,434)
   Purchase of treasury stock                                 (509,238)
                                                          ------------   ------------

   Net cash used in financing activities                    (1,375,330)
                                                          ------------   ------------

   Net increase (decrease) in cash and equivalents             781,652     (1,239,776)

 Cash and cash equivalents at beginning of period            3,196,634      4,700,262
                                                          ------------   ------------

 Cash and cash equivalents at end of period               $  3,978,286   $  3,460,486
                                                          ------------   ------------
                                                          ------------   ------------

                            AMERICAN LIST CORPORATION

              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

                                  May 31, 1995

Note A -  BASIS OF PRESENTATION

          The accompanying unaudited financial statements reflect all adjustments which, in the opinion of management, are of a normal recurring nature and necessary to a fair statement of the results for the interim periods presented. These financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all the information or note disclosures necessary for a complete presentation. They should be read in conjunction with the Company's audited financial statements and accompanying notes which appear in the Company's Form 10-KSB for the year ended February 28, 1995. The results of operations for the first three months of the year are not necessarily indicative of the results of operations for the full year.

Note B -  STOCKHOLDERS' EQUITY

          On June 28, 1995, the Company declared a 25 cents ($.25) per share quarterly dividend payable July 31, 1995 to stockholders of record of July 13, 1995.

          In May 1992, the Company adopted the 1992 Stock Option Plan which provides for the issuance of options to purchase up to 82,500 shares, as adjusted, of common stock. The plan provides for the issuance of both incentive stock options and non-qualified options to purchase shares as exercise prices determined by the Board of Directors. The Company intends to increase the number of shares available for issuance under the plan to 300,000 shares, subject to stockholder approval. During the three months ended May 31, 1995, the Company granted incentive stock options to purchase 50,000 shares of its common stock at $21.00 per share to an officer of the Company, subject to stockholder approval.

Note C -  ACQUISITION

          On June 22, 1995, the Company acquired substantially all of the operating assets and liabilities of GeoDemX Corporation ("GeoDemX"), a development stage company based in Michigan for nominal consideration. GeoDemX is engaged in the development of geodemographic software; an emerging category of software defined by the combination of computerized maps with electronic demographic data. The purchase agreement provides for, among other things, (1) the Company to advance up to $750,000 in GeoDemX to fund the further development and commercialization of the GeoDemX software and (2) additional consideration to be paid based on a percentage of GeoDemX's annual pretax earnings through February 28, 1999. Such additional consideration shall be paid by the Company through the issuance of common shares of the Company's common stock, however, the sellers may elect to receive up to 50% of such additional consideration in cash. Historical pro-forma information is not presented as the pro-forma results would not be materially different from those of the Company.

                            AMERICAN LIST CORPORATION

                                  May 31, 1995

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          FINANCIAL CONDITION

          The Company continues to be in a favorable financial position and does not require outside financing to support its operations. Working capital as of May 31, 1995 and February 28, 1995 amounted to approximately $15.5 million and $14.5 million, respectively. The Company has no material commitments for capital expenditures. Management is, however, continually seeking possibilities for additional expansion into compatible business areas. On June 2, 1995, the Company acquired substantially all of the operating assets and liabilities of GeoDemX Corporation (see Note C to the financial statements). The Company believes that cash and cash equivalents and marketable securities as of May 31, 1995 in the approximate amount of $12.3 million can provide adequate liquidity for the Company's continuing operations and for such possible further expansion. Net cash flows from operating activities amounted to approximately $3.2 million and $.6 million for the three months ended May 31, 1995 and 1994, respectively. Further increases in cash and cash equivalents and marketable securities are dependent upon future operating profits and the level of dividends declared by the Board of Directors. On June 28, 1995, the Company declared a quarterly dividend of 25 cents ($.25) per share, payable July 31, 1995 to stockholders of record on July 13, 1995, an increase of 5 cents ($.05) per share over the previous comparable quarter.

          RESULTS OF OPERATIONS

          Revenues from operations increased during the quarter ended May 31, 1995 by approximately $1,041,000 (24%) from the comparable 1994 quarter. This increase in revenue is primarily attributable to a broader interest in the services of the Company, the license agreement entered into in July 1994 and a price increase which took effect in September 1994.

          Costs of operations increased approximately $144,000 (27%) for the quarter ended May 31, 1995 from the comparable 1994 quarter primarily due to the amortization of deferred license costs. As a percentage of sales, costs of operations increased to 13% for the quarter ended May 31, 1995 from 12% for the comparable 1994 quarter primarily due to the amortization of the deferred license costs.

          Selling, general and administrative costs increased during the quarter ended May 31, 1995 by approximately $90,000 (10%) from the comparable 1994 quarter primarily due to additional personnel recently hired by the Company.

          Investment income increased approximately $71,000 (130%) during the quarter ended May 31, 1995 from the comparable 1994 quarter primarily due to an increase in interest rates and a greater amount of funds available for investment.

          Interest expense of approximately $52,000 for the quarter ended May 31, 1995 relates to the license agreement entered into in July 1994.

Part II   OTHER INFORMATION


Item 1.   Legal Proceedings
             Not applicable

Item 2.   Changes in Securities
             Not applicable

Item 3.   Defaults Upon Senior Securities
             Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders
             Not applicable

Item 5.   Other Information
             Not applicable

Item 6(a).     Exhibits, Lists and Reports on Form 8-K.

               3.1       Articles of Incorporation as amended to
                         August 31, 1983(1)

               3.1.a Certificate of Amendment to Articles of Incorporation filed September 19,1983(2)

               3.1.b Certificate of Amendment to Articles of Incorporation filed September 9, 1987(3)

               3.2       By laws as amended to date (1)

               10.1      Profit-sharing Plan (1)

               10.2      Pension Plan (1)

               10.3      Lease Agreement (2)

               10.4      Stock Option Plan (3)

               10.5 Employment Agreement between the Registrant and Jan Stumacher (7)

               10.6 Employment Agreement, as amended, between the Registrant and Martin Lerner (7)

               10.7 Agreement of Sale and Purchase of Assets between the Registrant and GeoDemX Corporation.

                22       Subsidiaries of the Registrant (4)

          (1) Incorporated by reference to the Annual Report on Form 10-K for the year ended February 28, 1981.
          (2) Incorporated by reference to the Annual Report on Form 10-K for the year ended February 29, 1984.
          (3) Incorporated by reference to the Annual Report on Form 10-K for the year ended February 29, 1988.
          (4) Incorporated by reference to the Annual Report on Form 10-K for the year ended February 28, 1989.
          (5) Incorporated by reference to the Annual Report on Form 10-K for the year ended February 29, 1992.
          (6) Incorporated by reference to the Annual Report on Form 10-K for the year ended February 28, 1993.
          (7) Incorporated by reference to the Annual Report on Form 10-KSB for the year ended February 28, 1995.

     (b) Reports on Form 8-K. No reports on Form 8-K have been filed during the three months ended May 31, 1995.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        AMERICAN LIST CORPORATION



Date:  July 12, 1995                    By:  /s/ Martin Lerner
                                             -------------------------
                                             Martin Lerner, President
                                             Principal Financial Officer
                                             and Chief Executive