Form 10-Q
period 1995-08-31
AMERICAN LIST CORP
filed 1995-10-12
CIK 5385

FORM 10-Q - QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
                             SECURITIES ACT OF 1934

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 X QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES
   EXCHANGE ACT OF 1934
      For the quarterly period ended August 31, 1995

   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from to Commission file number 1-9312


                            AMERICAN LIST CORPORATION
             (Exact name of Registrant as specified in its charter)


            Delaware                                    11-2050322
 (State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                     Identification No.)


                  330 Old Country Road, Mineola, New York 11501
                    (address of principal executive offices)

                                 (516) 248-6100
              (Registrant's telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,564,973 shares of Common Stock, $.01 par value, as of October 2, 1995.

                            AMERICAN LIST CORPORATION

                                    FORM 10-Q

                                      INDEX


PART I.     FINANCIAL INFORMATION

Item 1.     Unaudited Financial Statements

            Consolidated Balance Sheets at August 31, 1995 and February 28, 1995

            Consolidated Statements of Earnings and Retained Earnings
               for the three and six months ended August 31, 1995 and 1994

            Consolidated Statements of Stockholders' Equity for the six months ended August 31, 1995

            Consolidated Statements of Cash Flows for the six months ended
               August 31, 1995 and 1994

            Notes to Consolidated Financial Statements

Item 2.     Management's Discussion and Analysis of Financial Condition and
               Results of Operations


PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings

Item 2.     Changes in Securities

Item 3.     Defaults upon Senior Securities

Item 4.     Submission of Matters to a Vote of Security Holders

Item 5.     Other Information

Item 6.     Exhibits and Reports on Form 8-K


SIGNATURE

PART I.  FINANCIAL INFORMATION

ITEM 1.  UNAUDITED FINANCIAL STATEMENTS

                            AMERICAN LIST CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)

                                               August 31,          February 28,
                                                  1995                 1995
              ASSETS                           ----------          ------------
Current assets:
      Cash and equivalents                     $ 3,923,779          $ 3,196,634
      Marketable Securities                      7,345,498            7,351,410
      Trade accounts receivable, net             3,514,093            4,393,107
      Unamortized costs of lists                   611,603              933,669
      Prepaid income taxes                         369,770
      Prepaid expenses and other                    54,285               37,042
                                              ------------         ------------
        Total current assets                    15,819,028           15,911,862
                                                ----------           ----------


Property and equipment, at cost (less
  accumulated depreciation of $733,348
  and $690,427)                                    219,959              189,878
Deferred license cost, net of accumulated
  amortization                                   2,957,205            3,125,873
Unamortized costs of lists                         502,599              654,402
Other Assets                                       617,159              230,414
                                               -----------          -----------
                                               $20,115,950          $20,112,429
                                               -----------          -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Current portion of long-term debt       $    429,826         $    414,569
      Accounts payable                             139,655               97,653
      Income taxes payable                         170,337
      Accrued pension and profit sharing
        contribution                               105,000              192,049
      Accrued salaries                             370,792              363,441
      Accrued expenses                              56,952              179,125
                                                ----------           ----------
        Total current liabilities                1,102,225            1,417,174

Long-Term debt                                   1,937,430            2,324,890


Stockholders' Equity:
      Common stock, par value $.01 per share;
        Authorized - 10,000,000 shares; issued
        4,564,973 and 4,560,013 shares,
        respectively                                45,650               45,600
      Additional paid-in-capital                 6,962,929            6,913,311
      Unrealized loss on marketable securities        (667)             (11,833)
      Retained earnings                         10,577,621            9,423,287
                                               -----------           ----------
                                                17,585,533           16,370,365
Less treasury stock at cost - 24,600 shares       (509,238)
                                               -----------          -----------
                                                17,076,295           16,370,365
                                               -----------          -----------
                                               $20,115,950          $20,112,429
                                               -----------          -----------

                            AMERICAN LIST CORPORATION

                       CONSOLIDATED STATEMENTS OF EARNINGS

                                   (UNAUDITED)

                                         THREE MONTHS ENDED               SIX MONTHS ENDED
                                             AUGUST 31,                      AUGUST 31,
                                    ----------------------------     ---------------------------
                                       1995             1994            1995            1994
                                       ----             ----            ----            ----
Revenues                            $3,117,132       $2,782,881      $8,447,741      $7,072,373
                                    ----------       ----------      ----------      ----------

Costs and expenses:
  Cost of operations                   701,419          599,376       1,372,519       1,126,833
  Selling, general and
    administrative expense           1,079,979          922,470       2,054,759       1,808,214
                                     ---------          -------       ---------       ---------
                                     1,781,398        1,521,846       3,427,278       2,935,047
                                     ---------        ---------       ---------       ---------

Operating income                     1,335,734        1,261,035       5,020,463       4,137,326

Investment income                      113,404          109,803         238,859         164,439
Interest expense                       (45,997)         (27,651)        (98,311)        (27,651)
                                   -----------     ------------     ------------     -----------

   Earnings before provision for
     income taxes                    1,403,141        1,343,187       5,161,011       4,274,114
                                     ---------        ---------       ---------       ---------

Provision for income taxes             531,000          531,000       1,953,000       1,654,000
                                    ----------       ----------       ---------       ---------

Net earnings                         $ 872,141        $ 812,187      $3,208,011      $2,620,114
                                    ----------       ----------      ----------      ----------


Net earnings per common share            $0.20            $0.18           $0.71           $0.58
                                         -----            -----           -----           -----

Average shares outstanding           4,540,305        4,556,865       4,543,805       4,556,865
                                     ---------        ---------       ---------       ---------

                            AMERICAN LIST CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                        SIX MONTHS ENDED AUGUST 31, 1995

                                   (UNAUDITED)


                                     COMMON STOCK                           UNREALIZED
                                    $.01 PAR VALUE          ADDITIONAL       LOSS ON
                                                             PAID-IN        MARKETABLE      RETAINED       TREASURY
                                SHARES         AMOUNT        CAPITAL        SECURITIES      EARNINGS        STOCK         TOTAL
                             ------------     --------    -------------    ------------    ------------   -----------  ------------
Balance at March 1, 1995       4,560,013      $45,600       $6,913,311       $(11,833)      $9,423,287                 $16,370,365

Issuance of common stock
in connection with exercise
of stock options                   4,960           50           49,618                                                      49,668

Purchase of common stock
for treasury                                                                                              $(509,238)      (509,238)

Cash dividends declared
and paid on common stock
- $.45 per share                                                                           (2,053,677)                  (2,053,677)

Unrealized gain on
marketable securities                                                          11,166                                       11,166

Net earnings                                                                                3,208,011                    3,208,011

                               ---------      ---------    -----------     -----------    ------------   ----------    ------------
Balance at August 31, 1995     4,564,973      $45,650      $6,962,929      $     (667)    $10,577,621    $(509,238)    $17,076,295
                               ---------      ---------    -----------     -----------    ------------   ----------    ------------

                            AMERICAN LIST CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                         SIX MONTHS ENDED
                                                             AUGUST 31,
                                                    -------------------------
                                                     1995               1994
                                                    ------             ------
Cash flows from operating activities

     Net earnings                                 $3,208,011         $2,620,114
     Adjustments to reconcile net earnings
       to net cash provided by operating
       activities, net of acquisition effects
     Depreciation                                     42,921             42,759
     Provisions for losses on accounts receivable     10,000
     Amortization of bond premiums                   111,937            131,379
     Amortization of deferred license cost           168,668             47,706
     Amortization of goodwill                          6,642
     Decrease in operating assets                    914,706            510,522
     (Decrease)in operating liabilities             (412,440)        (1,943,481)
                                                  ----------          ----------

     Net cash provided by operating activities     4,050,445          1,408,999
                                                  ----------          ----------

Cash flows from investing activities

     Capital expenditures                           (53,710)            (53,669)
     Purchase of marketable securities              (88,609)           (787,491)
     Acquisition of subsidiary, net
       of cash acquired                             (67,734)
     Purchase of temporary investments                                 (912,379)
     Deferred license cost                         (600,000)           (600,000)
                                                  ----------          ----------

     Net cash used in investing activities         (810,053)         (2,353,539)
                                                  ----------          ----------

Cash flows from financing activities

     Issuance of common stock                        49,668               8,313
     Dividends paid                              (2,053,677)           (911,343)
     Purchase of treasury stock                    (509,238)

     Net cash used in financing activities       (2,513,247)           (903,030)
                                                  ----------          ----------
Net increase (decrease) in cash and cash
  equivalent                                        727,145          (1,847,570)

Cash and cash equivalents at beginning of
  period                                          3,196,634           4,700,262
                                                  ----------          ----------
Cash and cash equivalents at end of period       $3,923,779          $2,852,692
                                                  ----------          ----------

                            AMERICAN LIST CORPORATION

              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

                                 AUGUST 31, 1995

NOTE A -   BASIS OF PRESENTATION

           The accompanying unaudited financial statements reflect all adjustments which, in the opinion of management, are of a normal recurring nature and necessary to a fair statement of the results for the interim periods presented. These financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all the information or note disclosures necessary for a complete presentation. They should be read in conjunction with the Company's audited financial statements and accompanying notes which appear in the Company's Form 10-KSB for the year ended February 28, 1995. The results of operations for the first six months of the year are not necessarily indicative of the results of operations for the full year.

Note B -   STOCKHOLDERS' EQUITY

           On June 28, 1995, the Company declared a 25 cents ($.25) per share quarterly dividend payable July 31, 1995 to stockholders of record of July 13, 1995.

           On October 9, 1995, the Company declared a 25 cents ($.25) per share quarterly dividend payable November 10, 1995 to stockholders of record of October 20, 1995.

           In May 1992, the Company adopted the 1992 Stock Option Plan which provides for the issuance of options to purchase up to 82,500 shares, as adjusted, of common stock. The plan provides for the issuance of both incentive stock options and non-qualified options to purchase shares at exercise prices determined by the Board of Directors. On July 17, 1995, the Company's stockholders approved the increase in the number of shares available for issuance under the plan to 300,000. During the six months ended August 31, 1995, the Company granted incentive stock options to purchase 54,000 shares of its common stock at prices ranging from $21.00 to $28.13 per share representing the unadjusted quoted market price at the date of such grant.

           On April 17, 1995, the Company repurchased 24,600 of its common stock on the open market for an aggregate purchase price of $507,375.

Note C -   ACQUISITION

           On June 22, 1995, the Company acquired substantially all of the operating assets and liabilities of GeoDemX Corporation ("GeoDemX"), a developer and marketer of geodemographic software; an emerging category of software defined by the combination of computerized maps with electronic demographic for nominal consideration. The purchase agreement provides for, among other things, additional consideration to be paid based on a percentage of GeoDemX's annual pretax earnings through February 28, 1999. Such additional consideration shall be paid by the Company through the issuance of common shares of the Company's common stock, however, the sellers may elect to receive up to 50% of such additional consideration in cash. The excess cost of the net assets acquired has initially been recorded in other assets and is subject to adjustment based upon the Company's final determination of the components of such excess. Historical pro-forma information is not presented as the pro-forma results would not be materially different from those of the Company.

                            AMERICAN LIST CORPORATION

                                 August 31, 1995

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                  FINANCIAL CONDITION

          The Company continues to be in a favorable financial position and does not require outside financing to support its operations. Working capital as of August 31, 1995 and February 28, 1995 amounted to approximately $14.7 million and $14.5 million, respectively. The Company has no material commitments for capital expenditures. Management is, however, continually seeking possibilities for additional expansion into compatible business areas. On June 22, 1995, the Company acquired substantially all of the operating assets and liabilities of GeoDemX Corporation (see Note C to the consolidated unaudited financial statements). The Company believes that cash and cash equivalents and marketable securities as of August 31, 1995 in the approximate amount of $11.3 million can provide adequate liquidity for the Company's continuing operations and for such possible further expansion. Net cash flows from operating activities amounted to approximately $4.1 million and $1.4 million for the six months ended August 31, 1995 and 1994, respectively. Operating cash flows increased due to the payment of accrued dividends and income taxes during the period ended August 31, 1994. Further increases in cash equivalents and marketable securities are dependent upon future operating profits and the level of dividends declared by the Board of Directors. On October 9, 1995, the Company declared a quarterly dividend of 25 cents ($.25) per share, payable November10, 1995 to stockholders of record on October 20, 1995. On April 17, 1995, the Company repurchased 24,600 of its common stock on the open market for an aggregate purchase price of $507,375. Presently, the Company does not anticipate any further purchases of its common stock, however, depending on market conditions, the Company, may, from time to time, purchase additional shares of its common stock.

          RESULTS OF OPERATIONS

          Revenues from operations increased during the three and six months ended August 31, 1995 by approximately $334,000 (12%) and $1,375,000
          (19%), respectively, from the comparable 1994 periods. This increase in revenue is primarily attributable to an expansion of the Company's customer base, a price increase which took effect in September 1994 and revenues generated by the newly acquired subsidiary, GeoDemX.

          Costs of operations increased for the three and six months ended August 31, 1995 by approximately $102,000 (17%) and $246,000 (22%), respectively, from the comparable 1994 periods primarily due to the amortization of deferred license costs and costs associated with the newly acquired subsidiary, GeoDemX. As a percentage of sales, costs of operations increased to 23% for the quarter ended August 31, 1995 from 22% for the comparable 1994 quarter primarily due to the amortization of deferred license costs and lower margins on GeoDemX sales.

                            AMERICAN LIST CORPORATION

                                 August 31, 1995

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          RESULTS OF OPERATIONS   (Continued)

          Selling, general and administrative costs increased during the three and six months ended August 31, 1995 by approximately $158,000 (17%) and $247,000 (14%) from the comparable 1994 periods primarily due to expenses associated with the GeoDemX subsidiary and to additional personnel recently hired by the Company.

          Investment income increased approximately $74,000 (45%) during the six months ended August 31, 1995 from the comparable 1994 period primarily due to an increase in interest rates and a greater amount of funds available for investment.

          Interest expense for the six months ended August 31, 1995 increased by approximately $71,000 (256%) from the comparable 1994 period due to the debt associated with the Company's license agreement entered into in July 1994.

PART II     OTHER INFORMATION

Item 1.   Legal Proceedings
              Not applicable

Item 2.   Changes in Securities
              Not applicable

Item 3.   Defaults Upon Senior Securities
              Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders

          The Companys' annual meeting of stockholders was held on July 17, 1995. At the meeting: (1) all six director nominees were elected, (2) an amendment to the Company's 1992 Stock Option Plan to increase the number of shares of Common Stock reserved for issuance from 82,500 shares to 300,000 shares was approved and (3) the appointment of Grant Thornton LLP as independent auditors was ratified.

          The following directors were elected for a one-year term by the votes indicated.

                                      FOR             AGAINST        ABSTAIN
                                   ---------         ---------      ---------
          Martin Lerner            3,973,687          18,886
          Jan Stumacher            3,973,487          19,086
          J. Mortin Davis          3,973,687          18,886
          Kenton Wood              3,973,687          18,886
          Ben Ermini               3,973,487          19,086
          Philip Lubitz            3,973,487          19,086


          The amendment to the Company's 1992 Stock Option Plan was ratified by the following vote:

                                     FOR              AGAINST       ABSTAIN
                                  ---------          ---------     ---------
                                  3,870,992           119,414        2,167

          The appointment of Grant Thornton LLP was ratified by the following vote:
                                     FOR             AGAINST        ABSTAIN
                                  ---------         ---------      ---------

                                  3,989,066            265           3,242


Item 5.   Other Information
             Not applicable

Item 6(a).   Exhibits, Lists and Reports on Form 8-K.

     3.1       Articles of Incorporation as amended to August 31, 1983(1)

     3.1a Certificate of Amendment to Articles of Incorporation filed September 19,1983(2)

     3.1b Certificate of Amendment to Articles of Incorporation filed September 9, 1987(3)

     3.2       By laws as amended to date (1)

     10.1      Profit-sharing Plan (1)

     10.2      Pension Plan (1)

     10.3      Lease Agreement (4)

     10.4      Stock Option Plan (5)

     10.5      Employment Agreement between the Registrant and Jan Stumacher (6)

     10.6 Employment Agreement, as amended, between the Registrant and Martin Lerner (7)

     10.7 Agreement of Sale and Purchase of Assets between the Registrant and GeoDemX Corporation (8)

     22        Subsidiaries of the Registrant

     (1) Incorporated by reference to the Annual Report on Form 10-K for the year ended February 28, 1981.
     (2) Incorporated by reference to the Annual Report on Form 10-K for the year ended February 29, 1984.
     (3) Incorporated by reference to the Annual Report on Form 10-K for the year ended February 29, 1988.
     (4) Incorporated by reference to the Annual Report on Form 10-K for the year ended February 29, 1992.
     (5) Incorporated by reference to the Annual Report on Form 10-K for the year ended February 28, 1993.
     (6) Incorporated by reference to the Annual Report on Form 10-KSB for the year ended February 28, 1994.
     (7) Incorporated by reference to the Annual Report on Form 10-KSB for the year ended February 28, 1995.
     (8) Incorporated by reference to the Quarterly Report on Form 10-Q for the three months ended May 31, 1995

(b)     Reports on Form 8-K.
        No reports on Form 8-K have been filed during the three months ended August 31, 1995.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              AMERICAN LIST CORPORATION

Date:  October 11, 1995                  By:  /S/MARTIN LERNER
                                            ---------------------------------
                                               Martin Lerner, President
                                               Principal Financial Officer
                                               and Chief Executive