Form 10-Q
period 1995-11-30
AMERICAN LIST CORP
filed 1996-01-16
CIK 5385

FORM 10-Q - QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
                             SECURITIES ACT OF 1934

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                For the quarterly period ended November 30, 1995

               TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                 EXCHANGE ACT For the transition period from to
                          Commission file number 1-9312


                            AMERICAN LIST CORPORATION
             (Exact name of Registrant as specified in its charter)


               Delaware                                  11-2050322
 ------------------------------------        ---------------------------------
  (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                    Identification No.)


                  330 Old Country Road, Mineola, New York 11501
-------------------------------------------------------------------------------
                    (address of principal executive offices)

                                 (516) 248-6100
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDING DURING THE PRECEDING FIVE YEARS

Indicate by check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) or the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,541,703 shares of Common Stock, $.01 par value, as of January 4, 1995.

                            AMERICAN LIST CORPORATION

                                    FORM 10-Q


                                      INDEX


PART I.    FINANCIAL INFORMATION

Item 1.    Unaudited Financial Statements

               Consolidated Balance Sheets at November 30, 1995 and February 28, 1995

               Consolidated Statements of Earnings for the three and nine months ended November 30, 1995 and 1994

               Consolidated Statement of Stockholders' Equity for the nine months ended November 30, 1995

               Consolidated Statements of Cash Flows for the nine months ended November 30, 1995 and 1994

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

Item 3.           Defaults upon Senior Securities

Item 4.           Submission of Matters to a Vote of Security Holders

Item 5.           Other Information

Item 6.           Exhibits and Reports on Form 8-K


SIGNATURE

PART I.  FINANCIAL INFORMATION

ITEM 1.  UNAUDITED FINANCIAL STATEMENTS

                            AMERICAN LIST CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)

                                                                November 30,     February 28,
                                                                    1995             1995
                                                               --------------   --------------
              ASSETS
Current assets:
      Cash and equivalents                                     $  3,227,013    $  3,196,634
      Marketable securities                                       8,143,211       7,351,410
      Trade accounts receivable, net                              4,310,980       4,393,107
      Unamortized costs of lists                                    872,639         933,669
      Prepaid income taxes                                          395,152
      Prepaid expenses and other                                     70,761          37,042
                                                               ------------    ------------
         Total current assets                                    17,019,756      15,911,862


Property and equipment, at cost (less accumulated
 depreciation of $812,232 and $690,427)                             443,037         189,878
Deferred license cost, net of accumulated amortization            2,873,787       3,125,873
Unamortized costs of lists                                          475,877         654,402
Other assets                                                        391,834         230,414
                                                               ------------    ------------
                                                               $ 21,204,291    $ 20,112,429
                                                               ------------    ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Current portion of long-term debt                        $    437,665    $    414,569
      Accounts payable                                              259,460          97,653
      Income taxes payable                                                          170,337
      Accrued pension and profit-sharing contribution               151,000         192,049
      Accrued salaries                                              439,272         363,441
      Accrued expenses                                              150,948         179,125
                                                                ------------    ------------
       Total current liabilities                                  1,438,345       1,417,174

Long-term debt                                                    1,901,244       2,324,890

stockholders' equity:
   Common stock, par value $.01 Per share;
      authorized - 10,000,000 shares; issued and outstanding
      4,541,703 and 4,560,013 shares, respectively                   45,417          45,600
   Additional paid-in-capital                                     6,466,642       6,913,311
   Unrealized gain (loss) on marketable securities                    7,107         (11,833)
   Retained earnings                                             11,353,170       9,423,287
                                                               ------------    ------------
                                                                 17,872,336      16,370,365
   Less treasury stock at cost - 300 shares                          (7,634)
                                                               ------------    ------------
                                                                 17,864,702      16,370,365
                                                               ------------    ------------
                                                               $ 21,204,291    $ 20,112,429
                                                               ------------    ------------
                                                               ------------    ------------

                            AMERICAN LIST CORPORATION

                       CONSOLIDATED STATEMENTS OF EARNINGS

                                   (UNAUDITED)



                                       THREE MONTHS ENDED                NINE MONTHS ENDED
                                          NOVEMBER 30,                       NOVEMBER 30,
                                       --------------------             --------------------
                                       1995            1994             1995            1994
                                       ----            ----             ----            ----
Revenues                           $  4,773,790    $  3,528,805    $ 13,221,531    $ 10,601,178
                                   ------------    ------------    ------------    ------------

Costs and expenses:
   Cost of operations                   653,168         508,360       2,025,687       1,635,193
   Selling, general and
     Administrative expense           1,196,433         886,033       3,252,192       2,694,247
                                   ------------    ------------    ------------    ------------
                                      1,849,601       1,394,393       5,277,879       4,329,440
                                   ------------    ------------    ------------    ------------

Operating income                      2,924,189       2,134,412       7,943,652       6,271,738

Investment income                       122,619          92,253         361,478         256,692
Interest expense                        (43,166)        (50,458)       (141,477)        (78,109)
                                   ------------    ------------    ------------    ------------

   Earnings before provision for
     Income taxes                     3,003,642       2,176,207       8,163,653       6,450,321
                                   ------------    ------------    ------------    ------------

Provision for income taxes            1,093,000         837,000       3,045,000       2,491,000
                                   ------------    ------------    ------------    ------------

   Net earnings                    $  1,910,642    $  1,339,207    $  5,118,653    $  3,959,321
                                   ------------    ------------    ------------    ------------
                                   ------------    ------------    ------------    ------------


Net earnings per common share      $       0.42    $       0.29    $       1.13    $       0.87
                                   ------------    ------------    ------------    ------------
                                   ------------    ------------    ------------    ------------

Average shares outstanding            4,540,592       4,557,810       4,542,742       4,557,810
                                   ------------    ------------    ------------    ------------
                                   ------------    ------------    ------------    ------------


                            AMERICAN LIST CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                       NINE MONTHS ENDED NOVEMBER 30, 1995

                                   (UNAUDITED)




                                                                              UNREALIZED
                                                                              GAIN (LOSS)
                                                               ADDITIONAL         ON
                                                                 PAID-IN      MARKETABLE      RETAINED      TREASURY
                                    SHARES        AMOUNT         CAPITAL      SECURITIES      EARNINGS        STOCK        TOTAL
                                   ---------     --------     ------------   ------------   ------------   -----------  -----------
Balance at march 1, 1995           4,560,013     $ 45,600     $  6,913,311    $  (11,833)     $9,423,287                $16,370,365

issuance of common stock
   in connection with
   exercise of stock options           6,290           63           62,323                                                   62,386

purchase of common stock
   for treasury                                                                                            $ (516,872)     (516,872)

Retirement of treasury
   stock                             (24,600)        (246)        (508,992)                                   509,238

Cash dividends declared
   and paid on common
   stock - $.70 Per share                                                                     (3,188,770)                (3,188,770)

Unrealized gain on
   marketable securities                                                          18,940                                     18,940

Net earnings                                                                                   5,118,653                  5,118,653
                                   ---------     --------     ------------   ------------   ------------   -----------  -----------
Balance at november 30, 1995       4,541,703    $  45,417     $  6,466,642    $    7,107    $ 11,353,170   $   (7,634)  $17,864,702
                                   ---------     --------     ------------   ------------   ------------   -----------  -----------
                                   ---------     --------     ------------   ------------   ------------   -----------  -----------


                            AMERICAN LIST CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                       NINE MONTHS ENDED
                                                                           NOVEMBER 30,
                                                                   -------------------------
                                                                       1995          1994
                                                                       ----          ----
Cash flows from operating activities

 Net earnings for the period                                      $ 5,118,653    $ 3,959,321
 Adjustments to reconcile net earnings to net cash
   provided by operating activities
     Depreciation                                                     121,805         65,115
     Provision for losses on accounts receivable                       10,000
     Amortization of bond premiums                                    164,931        195,178
     Amortization of deferred license cost                            252,086        131,124
     Amortization of goodwill                                          13,068
     (Increase) in operating assets                                  (191,554)      (227,167)
     (Decrease) in operating liabilities                             (112,506)      (925,377)
                                                                  -----------    -----------

     Net cash provided by operating activities                      5,376,483      3,198,194
                                                                  -----------    -----------

Cash flows from investing activities

     Capital expenditures                                            (105,672)       (60,691)
     Purchase of marketable securities                               (927,642)    (1,837,217)
     Acquisition of subsidiary, net of cash acquired                  (69,534)
     Deferred license cost                                                          (600,000)
                                                                  -----------    -----------
     Net cash used in investing activities                         (1,102,848)    (2,497,908)
                                                                  -----------    -----------

Cash flows from financing activities

     Issuance of common stock                                          62,386         16,625
     Cash dividends paid                                           (3,188,770)    (2,651,361)
     Acquisition of common stock for treasury                        (516,872)
     Payment of long-term debt                                       (600,000)
                                                                   -----------   ------------
     Net cash used in financing activities                         (4,243,256)    (2,634,736)
                                                                  -----------    -----------
Net increase (decrease) in cash and cash equivalents                   30,379     (1,934,450)

Cash and cash equivalents at beginning of period                    3,196,634      4,700,262
                                                                  -----------    -----------
Cash and cash equivalents at end of period                        $ 3,227,013    $ 2,765,812
                                                                  -----------    -----------


                            AMERICAN LIST CORPORATION

              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

                                NOVEMBER 30, 1995



NOTE A -      BASIS OF PRESENTATION

              The accompanying unaudited financial statements reflect all adjustments which, in the opinion of management, are of a normal recurring accrual nature and necessary for a fair statement of the results for the interim periods presented. These financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all the information or note disclosures necessary for a complete presentation. They should be read in conjunction with the Company's audited financial statements and accompanying notes which appear in the Company's Form 10-KSB for the year ended February 28, 1995. The results of operations for the first nine months of the year are not necessarily indicative of the results of operations for the full year.


Note B -      STOCKHOLDERS' EQUITY

              In May 1992, the Company adopted the 1992 Stock Option Plan which provides for the issuance of options to purchase up to 82,500 shares, as adjusted, of common stock. The plan provides for the issuance of both incentive stock options and non-qualified options to purchase shares at exercise prices determined by the Board of Directors. On July 17, 1995, the Company's stockholders approved the increase in the number of shares available for issuance under the plan to 300,000. During the nine months ended November 30, 1995, the Company granted incentive stock options to purchase 56,000 shares of its common stock at prices ranging from $21.00 to $29.38 per share representing the unadjusted quoted market price at the date of such grant.

              On April 17, 1995, the Company purchased 24,600 shares of its common stock on the open market for an aggregate purchase price of $509,238. These shares were retired in November 1995.

              On November 16, 1995, the Company purchased 300 shares of its common stock in the open market for an aggregate purchase price of $7,634. These shares were retired in January 1996.

                            AMERICAN LIST CORPORATION

              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

                                November 30, 1995



Note C -      ACQUISITION

              On June 22, 1995, the Company acquired substantially all of the operating assets and liabilities of GeoDemX Corporation ("GeoDemX"), a developer and marketer of geodemographic software; an emerging category of software defined by the combination of computerized maps with electronic demographic for nominal consideration. The purchase agreement provides for, among other things, additional consideration to be paid based on a percentage of GeoDemX's annual pretax earnings through February 28, 1999. Such additional consideration shall be paid by the Company through the issuance of common shares of the Company's common stock. However, the sellers may elect to receive up to 50% of such additional consideration in cash. The excess cost of the net assets acquired, approximating $125,000, has been included in other assets and will be amortized on a straight-line basis over a five year period. Historical pro-forma information is not presented as the pro-forma results would not be materially different from those of the Company.

                            AMERICAN LIST CORPORATION

                                November 30, 1995

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

             FINANCIAL CONDITION

             The Company continues to be in a favorable financial position and does not require outside financing to support its operations. Working capital as of November 30, 1995 and February 28, 1995 amounted to approximately $15.6 million and $14.5 million, respectively. The Company has no material commitments for capital expenditures. Management is, however, continually seeking possibilities for additional expansion into compatible business areas. On June 22, 1995, the Company acquired substantially all of the operating assets and liabilities of GeoDemX Corporation (see Note C to the consolidated unaudited financial statements). The Company believes that cash and cash equivalents and marketable securities as of November 30, 1995 in the approximate amount of $11.4 million can provide adequate liquidity for the Company's continuing operations and for such possible further expansion. Net cash flows from operating activities amounted to approximately $5.4 million and $3.2 million for the nine months ended November 30, 1995 and 1994, respectively. Operating cash flows increased due to increased net earnings and a reduction in income tax payments during the current period. Further increases in cash equivalents and marketable securities are dependent upon future operating profits and the level of dividends declared by the Board of Directors. On October 9, 1995, the Company declared a quarterly dividend of 25 cents ($.25) per share, payable November 10, 1995 to stockholders of record on October 20, 1995. On April 17, 1995, the Company purchased 24,600 of its common stock on the open market for an aggregate purchase price of $509,238. On November 16, 1995, the Company purchased 300 shares of its common stock on the open market for an aggregate purchase price of $7,634. Presently, the Company does not anticipate any further purchases of its common stock, however, depending on market conditions, the Company, may, from time to time, purchase additional shares of its common stock.

             RESULTS OF OPERATIONS

             Revenues from operations increased during the three and nine months ended November 30, 1995 by approximately $1,245,000 (35%) and $2,620,000 (25%), respectively, from the comparable 1994 periods. This increase in revenue is primarily attributable to an expansion of the Company's customer base, price increases which took effect in September 1994 and April 1995 and revenues generated by the newly acquired subsidiary, GeoDemX.

             Costs of operations increased for the three and nine months ended November 30, 1995 by approximately $145,000 (28%) and $390,000
             (24%), respectively, from the comparable 1994 periods primarily due to the amortization of deferred license costs and costs associated with the newly acquired subsidiary, GeoDemX. As a percentage of sales, costs of operations remained constant for the three and nine months ended November 30, 1995 as compared to same periods for 1994 as a result of the increase in student list sales offsetting the amortization of deferred license costs and lower margins on GeoDemX sales.

                            AMERICAN LIST CORPORATION

                                November 30, 1995

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

             RESULTS OF OPERATIONS (Continued)

             Selling, general and administrative costs increased during the three and nine months ended November 30, 1995 by approximately $310,000 (35%) and $558,000 (21%) from the comparable 1994 periods primarily due to expenses associated with the GeoDemX subsidiary and to additional personnel recently hired by the Company.

             Investment income increased approximately $105,000 (41%) during the nine months ended November 30, 1995 from the comparable 1994 period primarily due to an increase in interest rates and a greater amount of funds available for investment.

             Interest expense for the nine months ended November 30, 1995 increased by approximately $63,000 (81%) from the comparable 1994 period due to the debt associated with the Company's license agreement entered into in July 1994.

             The effective tax rate for the three and nine months ended November 30, 1995 decreased to 36.4% from 38.5% and 37.3% from 38.6%
             respectively, from the comparable 1994 periods primarily due to increased non-taxable municipal bond interest income.

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

     3.1.a Certificate of Amendment to Articles of Incorporation filed September 19, 1983(2)

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

      22       Subsidiaries of the Registrant (9)

               (1) Incorporated by reference to the Annual Report on Form 10-K for the year ended February 28, 1981.

        (2) Incorporated by reference to the Annual Report on Form 10-K for the year ended February 29, 1984.
        (3) Incorporated by reference to the Annual Report on Form 10-K for the year ended February 29, 1988.
        (4) Incorporated by reference to the Annual Report on Form 10-K for the year ended February 29, 1992.
        (5) Incorporated by reference to the Annual Report on Form 10-K for the year ended February 28, 1993.
        (6) Incorporated by reference to the Annual Report on Form 10-KSB for the year ended February 28, 1994.
        (7) Incorporated by reference to the Annual Report on Form 10-KSB for the year ended February 28, 1995.
        (8)     Incorporated by reference to the Quarterly
                Report on Form 10-Q for the three months ended
                May 31, 1995.
        (9)     Incorporated by reference to the Quarterly
                Report on Form 10-Q for the three months ended
                August 31, 1995.

  (b)     Reports on Form 8-K.
          No reports on Form 8-K have been filed during the three months ended November 30, 1995.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       AMERICAN LIST CORPORATION


Date:  January 12, 1996                By:  /S/MARTIN LERNER
                                       -----------------------------------
                                            Martin Lerner, President
                                            Principal Financial Officer
                                            and Chief Executive