Form 10-K
period 1996-02-29
AMERICAN LIST CORP
filed 1996-05-29
CIK 5385

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED FEBRUARY 29, 1996

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ to _______

                           Commission File No. 1-9312

                            AMERICAN LIST CORPORATION
             (Exact name of registrant as specified in its charter)

         DELAWARE                                           11-2050322
(State or other jurisdiction of                 (I.R.S. Employer Identification
incorporation or organization)                               Number)

330 OLD COUNTRY ROAD, MINEOLA, NY                           11501
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:  (516) 248-6100

Securities registered pursuant to Section 12(b) of the Act:

   TITLE OF EACH CLASS                NAME OF EACH EXCHANGE ON WHICH REGISTERED
   -------------------                -----------------------------------------
Common Stock, $.01 par value                  American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to the filing requirements for the past ninety (90) days. YES X NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

State the aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of May 21, 1996. $90,530,100.

State the number of shares outstanding of the registrant's Common Stock, $.01 par value, as of May 16, 1996. 4,542,403.

                       DOCUMENTS INCORPORATED BY REFERENCE

See Part III hereof with respect to incorporation by reference from the registrant's definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 and the Exhibit Index hereto.

                                     Part I

ITEM 1.  DESCRIPTION OF BUSINESS

         American List Corporation (the "Company") develops, maintains and markets one of the largest and most comprehensive databases of high school, college, and pre-school through junior high school students in the United States. The Company rents lists derived from its database for use primarily in direct mail and telemarketing programs. During the fiscal year ended February 29, 1996, the Company rented its lists to approximately 3,600 customers, including list brokers and advertising agencies, financial institutions, retailers and educational institutions.

         The Company's computerized database contains information such as name, address, gender and, if available, date of birth and telephone number of the individuals included. From this database, the Company extracts, manipulates and sorts information to create its multiple list products which are available in a variety of formats, including prospect lists, mailing labels, 3" x 5" index cards and computer magnetic tapes, cartridges and disks. The Company's computer processing facility provides it with the ability to customize its lists to best serve each customer's marketing goals.

         The information contained in the Company's database is derived from a number of sources which are the result of long-term relationships developed by the Company over the past 30 years, as well as from certain publicly available sources. The Company believes that its relationships with many of its information sources make it difficult for others to obtain comparable data and, accordingly, provide the Company with a competitive advantage.

         Statements in this report that are not statements of historical fact may be forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially from this anticipated.

PRODUCTS AND SERVICES

         The Company markets a variety of products and services, which are created from the information contained in its database. The Company has devoted significant time and effort to developing, maintaining and enhancing its database. The Company utilizes an IBM 4381 mainframe system for data compilation and list production. Data inputting is outsourced to third party vendors. Data is backed up as information is updated and is then stored off site. Sophisticated computer hardware and software enable the rapid compilation, processing, storage, sorting and quality control of inputted data. The Company also utilizes software to check the accuracy of the inputted data, including spelling, zip code information, address and date of birth, as well as to perform the valuable tasks of removing duplication from the Company's list products. Each of the Company's lists is guaranteed to be at least 95% deliverable if the mailing takes place within 30 days after receipt of the list. To date, refunds pursuant to this guarantee arrangement have not been material.

         The Company typically will rent its lists for a one-time use unless other arrangements are made. Rental prices for a one-time use generally range from $60 to $120 per thousand names depending upon the criteria selected. Rates for unlimited use of a list for a one year period typically range from $150 to

$250 per thousand names. In order to protect the lists from unauthorized usage, the Company seeds its lists with decoy names.

         The Company currently markets lists in the following categories:

     High School Students

         The Company believes it maintains the most complete and accurate list of high school students available. For fiscal 1996, rentals of high school student lists accounted for approximately 55% of the Company's revenues. The high school student list is used by marketers of credit cards, scholarships, colleges, the armed services, catalogue items, formal wear, magazines, computers, software and accessories. This segment, as well as the college segment of the Company's database, has significant appeal to direct marketing companies, which place a strong emphasis on effectively reaching younger consumers, as they are seen as important first-time buyers who are in a position to form their own long-term buying habits and develop brand loyalties. The Company updates this list as new information becomes available, which is generally on a monthly basis.

     College Students

         The college student market is attractive to direct marketing companies because of the significant amount of money college students have available for discretionary spending. Additionally, marketers generally wish to cultivate the development of first-time buying habits of this group. Furthermore, the Company's information is extremely valuable to marketers because the transient nature of college students makes them often difficult to reach. The Company offers its customers its college student list segmented by school, class and/or major. Customers purchasing this list include companies marketing automobiles, credit cards, clothing and scholarships. The Company recreates its college student list primarily in the late fall and winter when student addresses become available.

     Pre-School Through Junior High School Students

         The Company has compiled a database of approximately 35%, or 15 million names, of these children between the ages of two and 13. Applications of this list include the marketing of encyclopedias and books, children's magazines, children's catalogue items, summer camps and amusement parks. The Company updates this list as information becomes available, generally on a monthly basis.

     Young Adults

         The Company has compiled a database of young adults between the ages of 19 and 36. Applications of this list include the marketing of automobiles, trade schools and the armed services. The Company updates this list as information becomes available which is generally on a monthly basis. Historically, this list has accounted for less than 5% of the Company's revenues.

     Other List Products and Services

         In order to expand its customer base and increase sales to its existing customers, the Company is focusing on new list products and new applications of its database. The Company has recently introduced the following new list compilations: (i) a list of newly engaged couples which it markets for use by caterers, musicians, photographers and other product and service providers in the wedding market as well as to insurance companies and others seeking to target newlyweds; and (ii) religious and ethnic compilations which it will market for use by religious and ethnic publications and colleges and universities, as well as existing customers. These lists are designed to further a company's ability to distinctly target customers through direct marketing programs.

         Additionally, the Company offers its customers a full range of data processing services which enable them to maintain their current customer files and prospect files for ongoing mailings. Among the services offered by the Company are carrier route coding, address standardization, postal presorting, file overlays, back end mailing analysis, tape/diskette conversions, telephone appending, merge/purge and custom programming.

     New Products and Services

         In June 1995, the Company, through its GeoDemX subsidiary, acquired certain assets and liabilities of an early stage business engaged in the sale of software that incorporates computerized maps and electronic demographic data for the generation of sales leads. The GeoDemX software is designed to permit an organization to selectively target a prospective customer base that is similar to that organization's existing customer base. GeoDemX also resells software manufactured by MapInfo Corp.

         As part of the Company's strategy to expand the applications of its database, the Company is contemplating the establishment of a web site on the Internet, which would incorporate programming designed to appeal primarily to high school and college students. Revenues are anticipated to be derived from the sale of advertising space, initially to the existing customers of the Company who wish to employ another medium as part of their overall marketing strategy.

CUSTOMERS

         The Company's customer base is comprised of list brokers and advertising agencies which resell the Company's list products as well as end users employing direct mail and telemarketing campaigns as part of their marketing efforts. Among the numerous large and small entities who have utilized the Company's lists over the years are banks and other financial institutions, educational institutions such as colleges and trade schools, the armed forces, record companies, publishers, catalogue companies, retailers and consumer goods marketers. A significant portion of the Company's recent growth has been the result of increased marketing expenditures by financial institutions relating to the promotion of credit cards and other products. List brokers and advertising agencies, which are resellers of the Company's products, generally account for between 40% and 50% of annual revenues. These customers generally receive a 20% brokerage commission on their sales. The Company's revenues are calculated net of such brokerage commissions. In each of the past 10 years, no single customer has accounted for in excess of 5% of the Company's revenues.

         To date, the Company's experience has been that customers initially rent only a small portion of the Company's database and generally increase their usage over time. The Company believes this results from customers' increasing familiarity with the effectiveness of the Company's products in their direct marketing programs.

SALES AND MARKETING

         The Company markets its products and services to existing and prospective customers through an in-house marketing staff which conducts telemarketing and direct sales, and through third party resellers such as independent list brokers and advertising agencies. The Company also continually seeks to broaden its customer base by attending trade shows and conventions. The Company has recently increased expenditures for in-house advertising and expects that revenues from direct sales as a percentage of total revenues will increase in the future.

COMPETITION

         The Company competes with a number of small and large companies, many of which have substantially greater resources and provide a broader array of services than does the Company. These companies include list compilers, list brokers, marketing consultants and advertising agencies and include companies such as MetroMail Corp., a subsidiary of R.R. Donnelley & Sons Co., Donnelley Marketing, Inc., TRW, Inc. and Equifax Inc. The primary competitive factors in the children and student list business are the reliability of the information, the level of service provided and pricing. The Company believes the accuracy and breadth of its database, its service and its prices enable it to remain competitive. The Company maintains long-term relationships with many of its customers and information sources and considers this a competitive advantage, as well as a significant barrier to entry to the student list business. Although Educational Testing Services of Princeton, New Jersey also provides lists of high school students, it does so only for non-profit institutions and, accordingly, competes with the Company solely in this limited market.

RIGHTS TO DATA

         The Company attempts to protect its database and certain of its software by relying on trade secret laws and seeding its lists with decoy names to identify unauthorized usage. The Company has not filed for copyright protection of its database or list products. There can be no assurance that the steps taken by the Company will be adequate to deter misappropriation of its data or independent third party development of substantially similar products and technology.

         A patent application relating to the GeoDemX software product has been filed with the United States Patent and Trademark Office (the "PTO"). There can be no assurance that this patent application will result in a patent being issued or that any issued patent will afford adequate protection to the Company in the event that the GeoDemX product is successfully commercialized.

EMPLOYEES

         At May 16, 1996, the Company had 38 employees, including 11 in marketing and sales, seven in administration, five in data compilation, nine in data processing operations and six in its GeoDemX operations. None of the Company's employees is subject to a collective bargaining agreement nor has the Company ever experienced a work stoppage. The Company believes that its employee relations are good.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company's principal executive offices and computer facility are located in approximately 8,300 square feet of space at 330 Old Country Road, Mineola, New York, and are occupied pursuant to a lease which terminates on June 15, 2001. Rent expense was $294,000 during the year ended February 29, 1996. The lease contains an escalation clause relating to increases in real estate taxes.

         GeoDemX currently occupies approximately 2,300 square feet of office space at 17117 West Nine Mile Road, Southfield, Michigan pursuant to a lease which terminates on May 31, 1996. The base monthly rental is $2,204. The Company believes it will be able to renew its lease or lease new space at the same building should it determine to do so.

ITEM 3.  LEGAL PROCEEDINGS

         There are currently no legal proceedings to which the Company is a party.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of the security holders of the Company.

                                     Part II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is traded on the American Stock Exchange under the symbol AMZ. The following sets forth the high and low closing prices for the last two fiscal years as reported by the American Stock Exchange.

                                             Closing Prices
                                           HIGH          LOW
YEAR ENDED                                 ----          ---
FEBRUARY 29, 1996
- ------------------
First Quarter                              25.13         20.13
Second Quarter                             30.75         23.63
Third Quarter                              29.63         24.50
Fourth Quarter                             37.50         25.50

YEAR ENDED
FEBRUARY 28, 1995
- -----------------
First Quarter                              17.88         16.13
Second Quarter                             18.75         17.00
Third Quarter                              19.25         17.00
Fourth Quarter                             20.25         16.13

         The number of holders of record of the Company's Common Stock as of May 16, 1996 was 307.

         The Company currently pays regular quarterly dividends to holders of its Common Stock. For the second, third and fourth quarters of fiscal 1996, the Company declared quarterly dividends of $.25 per share. The first quarter dividend of fiscal 1997 was increased to $.30 per share and was declared on April 19, 1996, payable on May 14, 1996 to stockholders of record on May 1, 1996.

         On March 22, 1995, the Board of Directors authorized the repurchase of up to 200,000 shares of the Company's Common Stock. In April 1995, the Company purchased 24,600 shares of its Common Stock for an aggregate price of $509,238. An additional 300 shares were repurchased in November 1995 for an aggregate price of $7,634. In May 1996, the Company purchased 100,000 shares of its Common Stock for an aggregate price of $2,518,750. On May 23, 1996, the Board of Directors increased the total number of shares that may be repurchased to 300,000 shares of Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

                              February 29,     February 28,      February 28,     February 28,      February 29,
                                  1992             1993              1994             1995              1996
                              ------------     ------------      ------------     ------------     --------------
Statement of Earnings
Data:

Revenues                       $8,787,550       $10,108,463      $12,634,919       $15,494,219     $18,886,844
Operating income                4,483,129         5,389,435        7,251,566         9,678,107      11,746,310
Pre-tax income                  4,855,720         5,660,357        7,445,146         9,927,050      12,037,022
Net earnings                    2,944,720         3,512,357        4,574,146         6,176,050       7,609,022
Net earnings per
    Common Share                     $.61              $.77            $1.00             $1.36           $1.68
Weighted average shares
    outstanding                 4,556,881         4,556,881        4,556,881         4,557,445       4,542,397

Balance Sheet Data:

Total assets                  $11,813,858       $12,621,291      $15,534,142       $20,112,429     $22,510,072
Long-term debt (including
    current maturities)           --                --               --              2,739,459       2,338,909
Stockholders' equity           11,174,018        11,924,643       12,908,546        16,370,365      19,217,300
Cash dividend per
    Common Share                      .61               .61              .79               .60             .95



ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company has financed its cash flow requirements with funds generated from operations. At February 29, 1996, the Company had cash, cash equivalents and marketable securities of approximately $11.4 million and working capital of approximately $17.0 million.

         Net cash flows from operating activities amounted to approximately $6.6 million and $4.7 million during fiscal 1996 and 1995, respectively.

         Net cash used in investing activities amounted to approximately $.8 million and $2.6 million during fiscal 1996 and 1995, respectively. Approximately 82% of the 1996 amount reflects the purchase of marketable securities. The remainder reflects expenditures for capital equipment and the purchase of GeoDemX, net of cash acquired.

         Net cash used in financing activities amounted to approximately $5.4 million and $3.5 million during fiscal 1996 and 1995, respectively. Approximately 80% of the 1996 amount reflects the payment of dividends. The remainder reflects the purchase of treasury stock and the payment of long-term debt pursuant to the licensing agreement described below.

         In May 1996, the Company purchased 100,000 shares of its Common Stock for an aggregate price of $2,518,750. On May 23, 1996, the Board of Directors increased the number of shares that may be repurchased to 300,000 shares of Common Stock.

         Effective July 1, 1994, the Company entered into a licensing agreement pursuant to which it became obligated to pay the licensor a total of $4,200,000 payable in decreasing annual installments through July 2003. See Note E to the Consolidated Financial Statements.

         On March 22, 1995, the Board of Directors authorized the repurchase of up to 200,000 shares of the Company's Common Stock. In April 1995, the Company purchased 24,600 shares of its Common Stock for an aggregate price of $509,238. An additional 300 shares were repurchased in November 1995 for an aggregate price of $7,634. The Company may from time to time repurchase additional shares.

         On June 22, 1995, the Company consummated an agreement (the "GeoDemX Agreement") pursuant to which it acquired, through GeoDemX, a wholly-owned subsidiary of the Company, a business engaged in the sale of geodemographic software -- an emerging category of software defined by the combination of computerized maps with electronic demographic data -- for use in the generation of sales leads. Pursuant to the GeoDemX Agreement, the Company agreed to advance GeoDemX $750,000 to fund its working capital requirements and other operating expenses, of which $707,000 had been advanced as of February 29, 1996. The Company has not yet determined the extent to which it will continue to invest in the GeoDemX technology beyond the remaining $43,000 commitment and there can be no assurance that the GeoDemX technology will ever be successfully commercialized. Although it is the Company's present position to pursue the marketing and commercialization of the GeoDemX technology, in the event the Company determines not to fund further development of the GeoDemX business, it may be required to recognize certain charges relating to the discontinuation or disposition of the business. Such charges, which management believes would not exceed $445,000 before taxes at February 29, 1996, may have a material adverse effect on the Company's net earnings and earnings per share during the quarter in which such determination is made. Continued investments in GeoDemX, if made, are not expected to have a material effect on the Company's liquidity.

         Pursuant to the GeoDemX Agreement, additional consideration for the acquisition will involve the issuance by the Company of shares of its Common Stock having a market value equal to between 40% and 50% of the Pre-Tax Earnings (as defined), if any, of the GeoDemX business during the fiscal years ending February 28 or 29, 1996, 1997, 1998 and 1999. Any payment required during the second year will be reduced in the event the GeoDemX operations generate a Pre-Tax Loss (as defined) during the first year. The GeoDemX Agreement grants the sellers the option to receive a portion of any payments earned in cash.

         The Company believes that available cash, together with revenues generated from operations, will be sufficient to fund the Company's continuing operations and the payment of dividends for the foreseeable future. The Company may also from time to time consider the acquisition of complementary businesses, products or technologies which may require the Company to obtain additional financing. The Company has no present understandings, commitments or agreements, nor is it engaged in any discussions or negotiations, with respect to any such transaction.

RESULTS OF OPERATIONS

         On May 17, 1996, the Company announced that preliminary indications are that revenues and earnings for the quarter ended May 31, 1996 are not expected to exceed the results reported for the quarter ended May 31, 1995. Revenues and net earnings were $5,330,609 and $2,335,870 (51 cents per share), respectively, for the quarter ended May 31, 1995. The anticipated results are primarily due to the timing of expected orders from certain customers combined with a decrease in orders from new customers. The Company believes that the results for the first quarter will not be indicative of the results anticipated for the fiscal year ending February 28, 1997.

         FISCAL YEAR ENDED FEBRUARY 29, 1996
         COMPARED TO FISCAL YEAR ENDED FEBRUARY 28, 1995

         Revenues increased by approximately $3.4 million (22%) for the fiscal year ended February 29, 1996 ("fiscal 1996") from the fiscal year ended February 28, 1995 ("fiscal 1995"). The increase in revenues is primarily attributable to increased sales to existing and new customers, price increases which took effect in September 1994 and April 1995 and revenues generated by GeoDemX.

         Cost of operations increased by approximately $702,000 (32%) for fiscal 1996 as compared to fiscal 1995 primarily due to the amortization of deferred license costs and costs associated with GeoDemX. As a percentage of sales, cost of operations remained relatively constant during fiscal 1996 and 1995, reflecting the inclusion of sales of lower margin GeoDemX products.

         Selling, general and administrative expenses increased by approximately $623,000 (17%) for fiscal 1996 as compared to fiscal 1995 primarily due to expenses associated with GeoDemX and the Company's hiring of additional personnel. As a percentage of sales, such expenses decreased during fiscal 1996 to 22.4% as compared to 23.3% during fiscal 1995.

         Investment income increased by approximately $98,000 (26%) for fiscal 1996 from fiscal 1995 primarily due to an increase in interest rates and a greater amount of funds available for investment.

         Interest expense increased by approximately 56,000 (43%) for fiscal 1996 as compared to fiscal 1995 as a result of the debt associated with a license agreement entered into in July 1994. See Note E to the Consolidated Financial Statements.

         The effective tax rate decreased to 36.8% for fiscal 1996 as compared to 37.8% for fiscal 1995 primarily due to increased non-taxable municipal bond interest income.

         FISCAL YEAR ENDED FEBRUARY 28, 1995
         COMPARED TO FISCAL YEAR ENDED FEBRUARY 28, 1994

         Revenues increased by approximately $2.9 million (23%) for fiscal 1995 from fiscal 1994. The increase in revenues is primarily attributable to increased sales to existing and new customers, price increases which took effect in January and September 1994 and a license agreement entered into in July 1994. See Note E to the Consolidated Financial Statements.

         Cost of operations increased by approximately $209,000 (10%) for fiscal 1995 as compared to fiscal 1994 primarly due to the amortization of deferred license costs. See Note E to the Consolidated Financial Statements. As a percentage of sales, cost of operations decreased from 16% during fiscal 1994 to 14% during fiscal 1995 due to increased sales volume in excess of the growth in cost of operations.

         Selling, general and administrative expenses increased by approximately $224,000 (7%) for fiscal 1995 from fiscal 1994 primarily due to an increase in personnel costs and consulting fees related to the upgrade of the Company's computer networking system. As a percentage of revenues, such expenses decreased during fiscal 1995 to 23% as compared to 27% during fiscal 1994. This decrease resulted from changes to an executive officer's compensation agreement which kept such costs constant for fiscal 1995 as compared to fiscal 1994.

         Investment income increased by approximately $184,000 (95%) for fiscal 1995 from fiscal 1994 primarily due to an increase in interest rates and to a lesser extent the adoption of Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" which requires the Company to record any unrealized gains and losses from securities available for sale as a component of stockholders' equity. In contrast, during fiscal 1994, the Company recorded an unrealized loss as a reduction of investment income.

         Interest expense of approximately $129,000 for fiscal 1995 resulted from a license agreement entered into in July 1994. See Note E to the Consolidated Financial Statements.

         The effective tax rate decreased to 37.8% for fiscal 1995 as compared to 38.6% for fiscal 1994 as a result of an increase of tax-free municipal bond interest earned in fiscal 1995.

         FISCAL YEAR ENDED FEBRUARY 28, 1994
         COMPARED TO FISCAL YEAR ENDED FEBRUARY 28, 1993

         Revenues increased by approximately $2.5 million (25%) for fiscal 1994 from the fiscal year ended February 28, 1993 ("fiscal 1993"). The increase in revenues is primarly attributable to increased sales to existing and new customers. Price increases which took effect in October 1992 and January 1994 also impacted revenues favorably during fiscal 1994.

         Cost of operations remained constant during fiscal 1993 and 1994, but decreased as a percentage of revenues from 19.6% during fiscal 1993 to 15.8% during fiscal 1994 due to increased sales volume.

         Selling, general and administrative expenses increased by approximately $657,000 (24%) for fiscal 1994 from fiscal 1993 primarily due to an increase in executive compensation which was based upon Company performance.

         Investment income decreased by approximately $77,000 (28%) for fiscal 1994 compared to fiscal 1993 primarily due to a decline in the market value of certain investments.

         There was no significant change in the effective tax rate during fiscal 1993 and 1994.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         This information appears in a separate section of this Report following
         Part III.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         IN ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

         The information called for by Item 10 (Directors and Executive Officers of the Registrant; Compliance with Section 16(a) of the Exchange Act), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management), and Item 13 (Certain Relationships and Related Transactions) is incorporated by reference from the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A.

ITEM 14

(a)      EXHIBITS, LISTS AND REPORTS ON FORM 8-K

 3.1      Articles of Incorporation as amended to August 31, 1983 (1)

 3.1a Certificate of Amendment to Articles of Incorporation filed September 19, 1983(2)

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

 10.4     Stock Option Plan (5)

 10.5     Employment Agreement between the Registrant and Jan Stumacher (6)

 10.6 Employment Agreement, as amended, between the Registrant and Martin Lerner (7)

 10.7 Agreement of Sale and Purchase of Assets between the Registrant and GeoDemX Corporation (8)

 22       Subsidiaries of the Registrant (9)

 ---------------------------
    (1) Incorporated by reference to the Annual Report on Form 10-K for the year ended February 28, 1981.

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

     (8) Incorporated by reference to the Annual Report on Form 10-Q for the three months ended May 31, 1995.

     (9) Incorporated by reference to the Annual Report on Form 10-Q for the three months ended August 31, 1995.


  (b)    REPORTS ON FORM 8-K
         ---------------------
         No reports on Form 8-K have been filed during the three months ended February 29, 1996.

                            American List Corporation

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                         PAGE



Report of Independent Certified Public Accountants                       F-2

Consolidated Balance Sheets
    February 29, 1996 and February 28, 1995                              F-3

Consolidated Statements of Earnings
    Year Ended February 29, 1996 and
       February 28, 1995 and 1994                                        F-5

Consolidated Statement of Stockholders' Equity
    Year Ended February 29, 1996 and
       February 28, 1995 and 1994                                        F-6

Consolidated Statements of Cash Flows
    Year Ended February 29, 1996 and
       February 28, 1995 and 1994                                        F-7

Notes to Consolidated Financial Statements                               F-9

Report of Independent Certified Public Accountants
    on Financial Statement Schedule                                      F-20

Schedule II - Valuation and Qualifying Accounts                          F-21

                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
    AMERICAN LIST CORPORATION


We have audited the accompanying consolidated balance sheets of American List Corporation and Subsidiaries as of February 29, 1996 and February 28, 1995, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended February 29, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American List Corporation and Subsidiaries as of February 29, 1996 and 1995, and the consolidated results of their operations and their consolidated cash flows for each of the years in the three-year period ended February 29, 1996, in conformity with generally accepted accounting principles.



GRANT THORNTON LLP

Melville, New York
April 10, 1996

                   American List Corporation and Subsidiaries

                          CONSOLIDATED BALANCE SHEETS



                                                                         FEBRUARY 29,  February 28,
                                     ASSETS                                  1996         1995
                                                                         -----------   -----------
CURRENT ASSETS
    Cash and cash equivalents                                            $ 3,611,609   $ 3,196,634
    Marketable securities                                                  7,775,051     7,351,410
    Trade accounts receivable, net of allowance
       for doubtful accounts of $50,000                                    5,781,175     4,393,107
    Unamortized costs of lists                                               869,899       933,669
    Prepaid income taxes                                                     192,152
    Prepaid expenses and other                                               127,380        37,042
                                                                          -----------   -----------

         Total current assets                                             18,357,266    15,911,862


PROPERTY AND EQUIPMENT - AT COST
    Furniture and fixtures                                                   294,783       226,601
    Computer equipment                                                     1,000,824       642,745
    Leasehold improvements                                                    10,959        10,959
                                                                          ----------     ----------

                                                                           1,306,566       880,305
    Less accumulated depreciation                                            845,121       690,427
                                                                          ----------     ----------

                                                                             461,445       189,878


DEFERRED LICENSE COST, net of accumulated
    amortization of $549,090 and $213,586, respectively                    2,790,369     3,125,873


UNAMORTIZED COSTS OF LISTS                                                   494,200       654,402


OTHER ASSETS                                                                 406,792       230,414
                                                                         -----------     ----------

                                                                         $22,510,072   $20,112,429
                                                                         ===========   ===========



The accompanying notes are an integral part of these statements.

                   American List Corporation and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS



                                                                         FEBRUARY 29,   February 28,
                      LIABILITIES AND STOCKHOLDERS' EQUITY                   1996           1995
                                                                         -----------   ------------
CURRENT LIABILITIES
    Current portion of long-term debt                                   $   445,645   $    414,569
    Accounts payable                                                        240,973         97,653
    Accrued pension and profit-sharing contributions                        202,773        192,049
    Accrued salaries                                                        270,564        363,441
    Accrued expenses                                                        239,553        179,125
    Income taxes payable                                                                   170,337
                                                                         -----------  -------------

         Total current liabilities                                        1,399,508      1,417,174


LONG-TERM DEBT                                                            1,893,264      2,324,890


COMMITMENTS

STOCKHOLDERS' EQUITY
    Common stock, par value $.01 per share;
       authorized 10,000,000 shares; issued
       4,541,403 and 4,560,013 shares, respectively                          45,414         45,600
    Additional paid-in capital                                            6,459,011      6,913,311
    Unrealized gain (loss) on marketable securities                           4,687        (11,833)
    Retained earnings                                                    12,708,188      9,423,287
                                                                         -----------  -------------

                                                                         19,217,300     16,370,365
                                                                         -----------  -------------

                                                                        $22,510,072   $ 20,112,429
                                                                        ===========   ============


The accompanying notes are an integral part of these statements.

                   American List Corporation and Subsidiaries

                       CONSOLIDATED STATEMENTS OF EARNINGS

                                   Year ended

                                                               FEBRUARY 29,    February 28,    February 28,
                                                                   1996            1995           1994
                                                                   ----            ----           ----
Revenues                                                      $ 18,886,844    $ 15,494,219    $12,634,919
                                                              ------------    ------------    -----------

Costs and expenses
    Cost of operations                                           2,902,328       2,200,784      1,992,093
    Selling, general and administrative expenses                 4,238,206       3,615,328      3,391,260
                                                               -----------    ------------    -----------

                                                                 7,140,534       5,816,112      5,383,353
                                                               -----------    ------------    -----------

         Operating income                                       11,746,310       9,678,107      7,251,566

Other income (expense)
    Investment income                                              476,142         378,430        193,580
    Interest expense                                              (185,430)       (129,487)
                                                               -----------    ------------    -----------

         Earnings before provision for
             income taxes                                       12,037,022       9,927,050      7,445,146

Provision for income taxes                                       4,428,000       3,751,000      2,871,000
                                                               -----------    ------------    -----------

         NET EARNINGS                                         $  7,609,022    $  6,176,050    $ 4,574,146
                                                              ============    ============    ===========

Net earnings per common share                                 $       1.68    $       1.36    $      1.00
                                                                   =======         =======        =======

Weighted average shares outstanding                              4,542,397       4,557,445      4,556,881
                                                               ===========    ============    ===========



The accompanying notes are an integral part of these statements.

                   American List Corporation and Subsidiaries

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

          Years ended February 29, 1996 and February 28, 1995 and 1994


                                                                                                                       UNREALIZED
                                                                                                        ADDITIONAL     GAIN (LOSS)
                                                                                                         PAID-IN      ON MARKETABLE
                                                                         SHARES            AMOUNT         CAPITAL      SECURITIES
                                                                         ------            ------         -------      ----------

Balance at March 1, 1993                                                2,761,732    $     27,618
Issuance of common stock in connection with  3-for-2
   stock split                                                          1,380,824          13,808
Net earnings
Cash Dividends declared on common stock -
$.79 per share, as adjusted
                                                                       -----------        --------
Balance at February 28, 1994                                            4,142,556          41,426
Issuance of common stock in connection with
   10% stock dividend                                                     414,157           4,141    $  6,881,219
Issuance of common stock in connection with
   exercise of stock options                                                3,300              33          32,092
Unrealized loss on marketable securities                                                                                  (11,833)
Net earnings
Cash dividends declared on common stock - $.60 per share
                                                                       ----------         -------       ---------      -----------
Balance at February 28, 1995                                            4,560,013          45,600       6,913,311         (11,833)
Issuance of common stock in connection with exercise
   of stock options                                                         6,290              63          62,323
Purchase and retirement of treasury stock                                 (24,900)           (249)       (516,623)
Unrealized gain on marketable securities                                                                                   16,520
Net earnings
Cash dividends declared on common stock - $.95 per share
                                                                       ----------     ------------  -------------     -----------
    BALANCE AT FEBRUARY 29, 1996                                        4,541,403    $     45,414    $  6,459,011    $      4,687
                                                                        =========          ======       =========         =======



         The accompanying notes are an integral part of this statement.

                 **THIS TABLE CONTINUED ON THE FOLLOWING PAGE**


                                      -20 A-

TABLE CONTINUED

                                                                    RETAINED
                                                                    EARNINGS          TOTAL
                                                                    --------          -----

Balance at March 1, 1993                                        $ 11,897,025         $ 11,924,643
Issuance of common stock in connection with  3-for-2
   stock split                                                       (13,808)
Net earnings                                                       4,574,146            4,574,146
Cash dividends declared on common stock - $.79
    per share, as adjusted                                        (3,590,243)          (3,590,243)
                                                               ----------------     --------------
Balance at February 28, 1994                                      12,867,120           12,908,546
Issuance of common stock in connection with
   10% stock dividend                                             (6,885,360)
Issuance of common stock in connection with
   exercise of stock options                                                               32,125
Unrealized loss on marketable securities                                                  (11,833)
Net earnings                                                       6,176,050            6,176,050
Cash dividends declared on common stock - $.60 per share          (2,734,523)          (2,734,523)
                                                               ----------------     --------------
Balance at February 28, 1995                                       9,423,287           16,370,365
Issuance of common stock in connection with exercise
   of stock options                                                                        62,386
Purchase and retirement of treasury stock                                                (516,872)
Unrealized gain on marketable securities                                                   16,520
Net earnings                                                       7,609,022            7,609,022
Cash dividends declared on common stock - $.95 per share          (4,324,121)          (4,324,121)
                                                                ---------------     --------------
    BALANCE AT FEBRUARY 29, 1996                                $ 12,708,188         $ 19,217,300
                                                                  ==========           ==========



                                     -20 B-

                   American List Corporation and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   Year ended


                                                                      FEBRUARY 29,    February 28,   February 28,
                                                                          1996           1995           1994
                                                                      -----------     ------------   ------------
Cash flows from operating activities
    Net earnings                                                      $ 7,609,022    $ 6,176,050    $ 4,574,146
    Adjustments to reconcile net earnings to net cash
       provided by operating activities
         Depreciation and amortization                                    510,102        302,244         92,288
         Provision for losses on accounts receivable                      (17,734)       (22,955)       (60,210)
         Amortization of bond premiums                                    220,937        256,992        193,265
         Unrealized loss on marketable
             securities                                                                                  52,329
         Gain on sale of investments                                      (12,745)                      (20,715)
         Changes in operating assets and liabilities,
             net of acquisition in 1996
               Accounts receivable                                     (1,355,854)    (1,431,636)       (30,321)
               Unamortized costs of lists                                 223,972        195,837        276,158
               Prepaid income taxes                                      (192,152)
               Prepaid expenses and other                                 (84,338)        28,436          7,038
               Other assets                                              (116,489)       (52,219)       (10,002)
               Accounts payable                                           (64,168)       (34,764)        41,031
               Accrued pension and profit-sharing
                  contributions                                            10,724          5,536         14,489
               Accrued salaries                                          (118,996)      (176,973)       277,613
               Accrued expenses                                           183,454        156,980        (55,107)
               Income taxes payable                                      (170,337)      (745,259)       822,411
                                                                      -----------     ------------   ------------

           Net cash provided by operating
               activities                                               6,625,398      4,658,269      6,174,413
                                                                      -----------     ------------   ------------

                   American List Corporation and Subsidiaries

                                   Year ended



                                                                 FEBRUARY 29,    February 28,   February 28,
                                                                    1996             1995           1994
                                                                 ------------    ------------   ------------
Cash flows from investing activities
    Capital expenditures                                        $  (156,969)   $   (71,176)   $   (71,306)
    Sale of temporary investments, net                                                          1,147,626
    Purchase of marketable securities                              (680,756)    (1,959,812)    (3,137,513)
    Acquisition of Subsidiary, net of cash acquired                 (69,534)
    Proceeds from sale of marketable securities                      75,443                       200,423
    Deferred license costs                                                        (600,000)
                                                                 ------------    ------------   ------------

         Net cash used in investing activities                     (831,816)    (2,630,988)    (1,860,770)
                                                                 ------------    ------------   ------------

Cash flows from financing activities
    Proceeds from issuance of common stock                           62,386         32,125
    Cash dividends paid                                          (4,324,121)    (3,563,034)    (2,761,732)
    Acquisition of common stock for treasury                       (516,872)
    Payment of long-term debt                                      (600,000)
                                                                 ------------    ------------   ------------

         Net cash used in financing activities                   (5,378,607)    (3,530,909)    (2,761,732)
                                                                ------------    ------------   ------------

         NET INCREASE (DECREASE) IN CASH
             AND CASH EQUIVALENTS                                   414,975     (1,503,628)     1,551,911

Cash and cash equivalents at beginning of year                    3,196,634      4,700,262      3,148,351
                                                                ------------    ------------   ------------

Cash and cash equivalents at end of year                        $ 3,611,609    $ 3,196,634    $ 4,700,262
                                                                 ===========    ===========    ===========


The accompanying notes are an integral part of these statements.

                   American List Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                February 29, 1996 and February 28, 1995 and 1994



NOTE A - DESCRIPTION OF BUSINESS AND SUMMARY OF
                  ACCOUNTING POLICIES

     American List Corporation ("ALC"), through its wholly owned subsidiary, American Student List Company, Inc. ("ASL"), primarily develops, maintains and markets databases of high school, college and pre-school through junior high school students in the United States. ASL rents lists to its customers derived from its database for use primarily in direct mail and marketing programs. ASL's customers consist mainly of list brokers and advertising agencies, financial institutions, retailers and educational institutions. ALC's wholly-owned subsidiary, GeoDemX Corporation ("GeoDemX"), is engaged in the sale of software that incorporates computerized map and electronic demographic data for the generation of sales leads.

     A summary of the significant accounting policies applied on a consistent basis in the preparation of the accompanying consolidated financial statements follows:

     1.  Principles Applied in Consolidation

         The consolidated financial statements include the accounts of American List Corporation and its wholly-owned subsidiaries, American Student List Company, Inc. and GeoDemX Corporation (the "Company"). All significant intercompany balances and transactions have been eliminated.

     2.  Depreciation and Amortization

         Depreciation and amortization of property and equipment are provided primarily on the straight-line basis over the estimated useful lives of the respective assets, generally ranging from 3 to 7 years.

     3.  Revenue Recognition

         Revenues from the sale of lists are recognized upon the shipment to customers of lists on computerized labels, magnetic tape or computer diskettes for a one-time usage. Additional billings are made by the Company for additional usage by the customers. Revenues from the sale of software use recognized upon installation by the Company and acceptance from customers.

                   American List Corporation and Subsidiaries

                February 29, 1996 and February 28, 1995 and 1994



NOTE A - DESCRIPTION OF BUSINESS AND SUMMARY OF
                  ACCOUNTING POLICIES (CONTINUED)

     4.  Costs of Lists

         Costs of purchased lists are amortized on a straight-line basis over their estimated useful lives, generally one to five years. The Company determines the useful lives of its lists based upon the estimated period of time such lists are salable. The Company periodically reviews the salability of its lists and, accordingly, the respective estimated useful lives. Such reviews to date have not resulted in revised estimates of useful lives of the lists.

     5.  Earnings and Dividends per Share

         Earnings per share are based upon the weighted average number of shares of common stock outstanding during the year, as retroactively adjusted for the July 6, 1993 stock-split and the March 16, 1994 stock dividend. Common stock equivalents are not included in the computation as they are not materially dilutive. Dividends per share have been retroactively adjusted for the above stock-split and stock dividend.

     6.  Income Taxes

         Effective March 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Such adoption did not have a material effect on the Company's consolidated financial position or results of operations. In accordance with the provisions of SFAS No. 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                   American List Corporation and Subsidiaries

                February 29, 1996 and February 28, 1995 and 1994



NOTE A - DESCRIPTION OF BUSINESS AND SUMMARY OF
                  ACCOUNTING POLICIES (CONTINUED)

     7.  Marketable Securities

         Effective March 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). Such adoption did not have a material effect on the Company's consolidated financial position or results of operations. In accordance with the provisions of SFAS No. 115, investments should be classified into three categories. Those securities classified as "trading" or "available-for-sale" are reported at market value. Debt securities are classified as "held to maturity" which are reported at amortized cost. Cost is determined using the specific identification method. Unrealized gains and losses from securities "available-for-sale" are reported as a separate component of stockholders' equity, net of related tax effects. Prior to the adoption of SFAS No. 115, unrealized losses were charged to operations.

     8.  Costs in Excess of the Fair Value of Net Assets Acquired

         Costs in excess of the fair value of net assets acquired arising from the acquisition of GeoDemX (Note H) are being amortized on a straight-line basis over a period of five years. In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("SFAS No. 121") that established accounting standards for the impairment of long-lived assets, certain intangibles and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. In accordance with SFAS No. 121, it is the Company's policy to periodically review and evaluate whether there has been any permanent impairment in the value of recorded amounts. Factors considered in the valuation include current operating results, trends and anticipated undiscounted future cash flows.

     9.  Statement of Cash Flows

         The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company paid income taxes for the years ended February 29, 1996 and February 28, 1995 and 1994 of $4,832,044, $4,553,686 and $2,065,163,
         respectively. During fiscal 1995, the Company had noncash investing and financing activities in connection with the acquisition of a licensing agreement of approximately $3,339,000.

                   American List Corporation and Subsidiaries

                February 29, 1996 and February 28, 1995 and 1994



NOTE A - DESCRIPTION OF BUSINESS AND SUMMARY OF
                  ACCOUNTING POLICIES (CONTINUED)

    10.  Financial Instruments and Credit Risk

         Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents, marketable securities and accounts receivable. The Company places its investments in highly rated financial institutions, United States Treasury bills, investment grade short-term debt instruments and state and local municipalities, while limiting the amount of credit exposure to any one entity. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers, generally short payment terms, and their dispersion across geographic areas.

    11.  Use of Estimates

         In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. Actual results could differ from those estimates.

                   American List Corporation and Subsidiaries

                February 29, 1996 and February 28, 1995 and 1994



NOTE B - MARKETABLE SECURITIES

     The amortized cost, unrealized gains and losses, and market values of the Company's held-to- maturity and available-for-sale securities held at February 29, 1996 are summarized as follows:

                                                                   GROSS           GROSS
                                                 AMORTIZED       UNREALIZED      UNREALIZED       MARKET
                                                   COST            GAINS           LOSSES         VALUE
                                                   ----            -----           ------         -----
Held to maturity, maturing in less
   than one year
     State and municipal bonds                    $6,484,774     $  8,116      $      (718)   $ 6,492,172
     U.S. Treasury bills                             500,353                          (116)       500,237
     Certificates of deposit                         281,955                          (541)       281,414
                                                  ----------     ---------     -----------    -----------

                                                  $7,267,082     $  8,116      $    (1,375)   $7,273,823
                                                  ==========     =========     ===========    ==========

Available for sale
    Equity securities                             $  102,882     $  1,091      $   (30,760)   $   73,213
    Government income securities                     469,808                       (35,052)      434,756
                                                  ----------     --------      -----------    ----------

                                                  $  572,690     $  1,091      $   (65,812)   $  507,969
                                                  ==========     ========      ===========    ==========

                   American List Corporation and Subsidiaries

                February 29, 1996 and February 28, 1995 and 1994



NOTE B - MARKETABLE SECURITIES (CONTINUED)

     The amortized cost, unrealized gains and losses, and market values of the Company's held-to-maturity and available-for-sale securities held at February 28, 1995 are summarized as follows:

                                                                GROSS          GROSS
                                                 AMORTIZED    UNREALIZED     UNREALIZED      MARKET
                                                   COST         GAINS          LOSSES        VALUE
                                                   ----         -----          ------        -----
Held to maturity, maturing in less
   than one year
     State and municipal bonds                $6,214,203     $  3,566     $   (15,947)    $6,201,822
     U.S. Treasury bills                         613,840       14,362                        628,202
                                              ----------     --------     -----------      ---------

                                              $6,828,043     $ 17,928     $   (15,947)    $6,830,024
                                               =========       ======         =======      =========

Available for sale
    Equity securities                         $  173,293     $    803     $   (43,763)    $  130,333
    Government income securities                 439,968                      (46,934)       393,034
                                              ----------     --------      ----------      ---------

                                              $  613,261     $    803     $   (90,697)    $  523,367
                                              ==========     ========         =======     ==========


     The amortized cost, unrealized gains and losses, and market values of the Company's held-to-maturity and available-for-sale securities at February 28, 1994 are summarized as follows:

                                                       GROSS         GROSS
                                        AMORTIZED    UNREALIZED    UNREALIZED    MARKET
                                           COST        GAINS         LOSSES      VALUE
                                           ----        -----         ------      -----
Held to maturity
    State and municipal bonds         $ 5,160,105   $   2,892    $ (11,625)   $5,151,372
                                        =========     =======      =======     =========

Available for sale
    Equity securities                 $   167,867   $   1,009    $ (47,243)   $  121,633
    Government income securities          410,512                  (23,827)      386,685
                                        ---------     -------      -------     ---------


                                      $   578,379   $   1,009    $ (71,070)   $  508,318
                                       ==========     =======      =======    ==========


     As a result of changes in market value of the available-for-sale security portfolio, a valuation adjustment of $4,687 and $(11,833), net of deferred taxes, is recorded as a separate component of stockholders' equity at February 29, 1996 and February 28, 1995, respectively.

                   American List Corporation and Subsidiaries

                February 29, 1996 and February 28, 1995 and 1994



NOTE C - INCOME TAXES

     The Company files a consolidated Federal income tax return.

     Income tax expense is comprised of the following elements:


                       1996                     1995                    1994
                       ----                     ----                    ----

Current
    Federal         $3,817,000               $3,126,000              $2,369,000
    State              611,000                  625,000                 502,000
                    ----------               ----------              ----------

                    $4,428,000               $3,751,000              $2,871,000
                     =========                =========               =========


     The difference between these amounts and amounts computed by applying the statutory Federal income tax rate to earnings before taxes is as follows:

                                 YEAR ENDED FEBRUARY 29,         YEAR ENDED FEBRUARY 28,          YEAR ENDED FEBRUARY 28,
                                          1996                            1995                             1994
                                          ----                            ----                             ----

                                                  % OF                             % OF                             % OF
                                                  PRETAX                          PRETAX                           PRETAX
                                   AMOUNT         INCOME            AMOUNT        INCOME            AMOUNT         INCOME
                                   ------         ------            ------        ------            ------         ------
Computed "expected" tax
    expense                    $4,092,587         34.0%        $3,375,200        34.0%          $2,531,350          34.0%

Increases (reductions) in
   taxes resulting from
     State income taxes,
       net of Federal in-
       come tax benefit           403,260         3.4          412,500           4.2              331,320            4.5
     Other                        (67,847)        (.6)         (36,700)          (.4)               8,330             .1
                               -----------      --------       ----------       -------          ---------         ------

Actual tax expense             $4,428,000         36.8%        $3,751,000        37.8%         $2,871,000            38.6%
                                =========       ========        =========       =======         =========          ======


                   American List Corporation and Subsidiaries

                February 29, 1996 and February 28, 1995 and 1994



NOTE D - PENSION AND PROFIT-SHARING PLANS

     Effective March 1, 1974, the Company adopted both pension and profit-sharing plans covering all full-time employees, as defined, which provide for death and retirement benefits. The noncontributory plans are funded through the purchase of insurance policies and contributions to trust funds.

     Contributions and trust earnings of the plans are credited to the account of each employee. The plans are defined contribution plans and, accordingly, individual benefits are limited to the balance of the trust funds and amounts payable under the insurance policies.

     Pension and profit-sharing expenses have been charged as follows:


                          YEAR ENDED           YEAR ENDED          YEAR ENDED
                         FEBRUARY 29,         FEBRUARY 28,        FEBRUARY 28,
                             1996                 1995                1994
                             ----                 ----                ----

Pension expense            $178,306             $174,222            $171,327
Profit-sharing expense       25,000               23,000              20,000
                           --------             --------            --------

                           $203,306             $197,222            $191,327
                            =======              =======             =======


NOTE E - LICENSE AGREEMENT

     Effective July 1, 1994, the Company entered into an exclusive licensing agreement, whereby the Company has obtained a ten-year license to use, reproduce and distribute a defined segment of the licensor's lists and to use their sources and customer list to compile and market the Company's own lists. The licensor will have the nonexclusive right to broker the licensed list to third parties in return for a commission.

     As consideration for the granting of the license, the Company will pay a total of $4,200,000. The license fee is payable in three annual installments of $600,000 which began July 1994; three annual installments of $500,000 beginning July 1997; three annual installments of $250,000 beginning July 2000; and a final installment of $150,000 in July 2003.

                   American List Corporation and Subsidiaries

                February 29, 1996 and February 28, 1995 and 1994


NOTE E - LICENSE AGREEMENT (CONTINUED)

     The Company has recorded the cost and related obligation for the license, net of imputed interest at 7.25%, which approximated $3.3 million. The net cost of the license is being amortized on a straight-line basis over the ten-year term of the license agreement.


NOTE F - COMMITMENTS

     The Company currently occupies an office and computer facility under an operating lease which commenced June 15, 1991 and expires June 15, 2001. The lease currently provides for an annual base rent of $235,952 which will increase ratably over the term of the lease to a maximum of $299,191. The lease contains an escalation clause relating to increases in real estate taxes.

     The approximate minimum rental commitments under these operating leases are as follows:


Years ending February 28,
     1997                                       $   266,000
     1998                                           273,000
     1999                                           281,000
     2000                                           289,000
     2001                                           297,000
     2002                                            84,000
                                                 -----------

Total minimum payments required                 $ 1,490,000
                                                 ===========

     Total rent expense for the years ended February 29, 1996 and February 28, 1995 and 1994 including escalation payments, amounted to approximately $294,000, $288,000, and $268,000, respectively.

     Pursuant to an employment agreement expiring in March 2001, the Company is obligated to pay an executive a base annual salary of $425,000, plus an incentive bonus based on increases in operating income (as defined).

                   American List Corporation and Subsidiaries

                February 29, 1996 and February 28, 1995 and 1994



NOTE G - STOCKHOLDERS' EQUITY

     In May 1992, the Company adopted the 1992 Stock Option Plan (the "Plan") which provided for the issuance of options to purchase up to 82,500 shares, as adjusted, of common stock. The Plan provides for the issuance of both incentive stock options to purchase the Company's common stock at not less than fair market value on the date of the grant and nonqualified options to purchase shares at exercise prices determined by the Board of Directors. On July 17, 1995, the Company's stockholders approved an amendment to the Plan increasing the number of options available for issuance to 300,000 shares.

     A summary of stock option activity related to the Company's 1992 Stock Option Plan is as follows:

                                                            INCENTIVE                                     NONQUALIFIED
                                                          STOCK OPTIONS                                   STOCK OPTIONS
                                                          -------------                                   -------------

                                                  PRICE RANGE             SHARES                PRICE RANGE           SHARES
                                                  -----------             ------                -----------           ------
Outstanding at February 28, 1994                $  9.39 - $11.89          38,445                  $11.89              1,650

Granted                                            18.00                 100,000
Exercised                                          9.39 - 10.08           (3,300)
                                                  -------------          ---------              -----------          --------


Outstanding at February 28, 1995                   9.39 - 18.00          135,145                   11.89              1,650


Granted                                           21.00 - 29.88           57,500

Exercised                                          9.39 - 11.89           (6,290)
                                                  -------------         ----------             ------------         ---------


OUTSTANDING AT FEBRUARY 29, 1996                $  9.39 - $29.88         186,355               $  11.89               1,650
                                                 ===============         =======               ============         =========

EXERCISABLE AT FEBRUARY 29,1996                 $  9.39 - $29.88          96,355              $   11.89               1,650
                                                 ===============         =======               ============         =========



     On March 22, 1995, the Board of Directors authorized the repurchase of up to 200,000 shares of the Company's common stock. On April 7 and November 16, 1995, the Company purchased 24,600 and 300 shares of its common stock for $509,238 and $7,634, respectively.

                   American List Corporation and Subsidiaries

                February 29, 1996 and February 28, 1995 and 1994



NOTE H - ACQUISITION OF GEODEMX

     On June 22, 1995, the Company acquired substantially all of the operating assets and liabilities of GeoDemX for nominal considerations. The purchase agreement provides for, among other things, additional consideration to be paid based on a percentage of GeoDemX's annual pretax earnings through February 28, 1999. Such additional consideration shall be paid through the issuance of the Company's common stock. However, the sellers may elect to receive up to 50% of such additional consideration in cash. The excess of the costs over the net assets acquired, approximating $125,000, has been included in other assets. Historical pro forma information is not presented as the pro forma results would not be materially different from those of the Company.

     At the date of acquisition, the Company set forth certain conditions and expectations for the GeoDemX business. Ultimately, the Company may decide to dispose of GeoDemX should these conditions and expectations not materialize. Under the Company's current plan, the net assets of GeoDemX (approximately $445,000 at February 29, 1996) are estimated to be fully recoverable.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE




Board of Directors and Stockholders
    AMERICAN LIST CORPORATION


In connection with our audit of the consolidated financial statements of American List Corporation and Subsidiaries referred to in our report dated April 10, 1996, we have also audited financial statement Schedule II for each of the years in the three-year period ended February 29, 1996. In our opinion, the financial statement schedule presents fairly, in all material respects, the information required to be set forth therein.




GRANT THORNTON LLP

Melville, New York
April 10, 1996

                   American List Corporation and Subsidiaries

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



     COLUMN A                               COLUMN B                  COLUMN C                 COLUMN D            COLUMN E
     --------                               --------                  --------                 --------            --------

                                                                      ADDITIONS

                                                               (1)             (2)
                                                                            CHARGED TO
                                           BALANCE AT        CHARGED TO        OTHER                              BALANCE AT
                                           BEGINNING         COSTS AND       ACCOUNTS -      DEDUCTIONS -            END OF
     DESCRIPTION                           OF PERIOD         EXPENSES        DESCRIBE         DESCRIBE              PERIOD

Consolidated
   Allowance for doubtful accounts
     YEAR ENDED FEBRUARY 29, 1996          $  50,000        $17,734                           $17,734 (a)           $50,000
                                            ========         ======                            ======                ======

     Year ended February 28, 1995          $  90,000        $22,955                           $62,955 (a)           $50,000
                                            ========         ======                            ======                ======

     Year ended February 28, 1994          $ 125,000        $60,210                           $95,210 (a)           $90,000
                                            ========         ======                            ======                ======



                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    AMERICAN LIST CORPORATION


Date:  May 28, 1996                 By:  /S/  MARTIN LERNER
                                       --------------------
                                    Martin Lerner  - Chairman of the
                                    Board of Directors, President and Treasurer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/S/  MARTIN LERNER                                         May 28, 1996
- ---------------------------------------
Martin Lerner - Chairman of the
Board of Directors, President and
Treasurer (Principal Executive and
Financial Officer)


/S/  DON DAMORE                                            May  28, 1996
- ---------------------------------------
Don Damore - Vice-President of Finance
(Principal Accounting Officer)


/S/  J. MORTON DAVIS                                       May  28, 1996
- ---------------------------------------
J. Morton Davis - Director


/S/  JAN STUMACHER                                         May  28, 1996
- ---------------------------------------
Jan Stumacher - Vice President, Secretary
and Director


/S/  KENTON WOOD                                           May  28, 1996
- ---------------------------------------
Kenton Wood - Director


/S/  BEN ERMINI                                            May  28, 1996
- ---------------------------------------
Ben Ermini - Director


/S/  PHILIP LUBITZ                                         May  28, 1996
- ---------------------------------------
Philip Lubitz - Director