Form 10-Q
period 1996-05-31
AMERICAN LIST CORP
filed 1996-07-12
CIK 5385

FORM 10-Q - QUARTERLY OR TRANSITIONAL REPORT



[x]              QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended May 31, 1996

[ ]          TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EX-
                                   CHANGE ACT
                      For the transition period from    to
                          Commission file number 1-9312


                            AMERICAN LIST CORPORATION
- --------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                  DELAWARE                                   11-2050322
             -------------------                          ----------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,432,403 shares of Common Stock, $.01 par value, as of July 5, 1996.

                            AMERICAN LIST CORPORATION

                                    FORM 10-Q


                                      INDEX


PART I.        FINANCIAL INFORMATION
- -------        ---------------------

Item 1.        Unaudited Financial Statements

               Consolidated Balance Sheets at May 31, 1996 and February 29, 1996

               Consolidated Statements of Earnings for the three months ended May 31, 1996 and 1995.

               Consolidated Statements of Stockholders' equity for the three months ended May 31, 1996.

               Consolidated Statements of Cash Flows for the three months ended May 31, 1996 and 1995.

               Notes to Consolidated Financial Statements


Item 2.        Management's Discussion and Analysis of Plan of Operations


PART II.       OTHER INFORMATION
- --------       -----------------

Item 1.        Legal Proceedings

Item 2.        Changes in Securities

Item 3.        Defaults upon Senior Securities

Item 4.        Submission of Matters to a Vote of Security Holders

Item 5.        Other Information

Item 6.        Exhibits and Reports on Form 8-K


SIGNATURE

PART I.  FINANCIAL INFORMATION

ITEM 1.  UNAUDITED FINANCIAL STATEMENTS

                                             AMERICAN LIST CORPORATION

                                            CONSOLIDATED BALANCE SHEETS

                                                    (Unaudited)

                                                                                 May 31,            February 29,
                                                                                   1996                 1996
                                                                                   ----                 ----
              ASSETS
              ------
Current assets:
Cash and equivalents                                                            $ 3,247,523          $ 3,611,609
Marketable securities                                                             7,317,879            7,775,051
Trade accounts receivable, net                                                    5,839,454            5,781,175
Unamortized costs of lists                                                          730,123              869,899
Prepaid income taxes                                                                    -                192,152
Prepaid expenses and other                                                           58,953              127,380
                                                                                -----------           ----------
Total current assets                                                             17,193,932           18,357,266

Property and equipment, at cost (less accumulated
  depreciation of $894,784 and $845,121)                                            526,643              461,445
Deferred license cost, net of accumulated amortization                            2,706,035            2,790,369
Unamortized costs of lists                                                          549,957              494,200
Other assets                                                                        403,137              406,792
                                                                                -----------          -----------
                                                                                $21,379,704          $22,510,072
                                                                                ===========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Current liabilities:
Current portion of long-term debt                                               $   453,771          $   445,645
Accounts payable                                                                    290,790              240,973
Income taxes payable                                                                814,748
Accrued pension and profit-sharing contribution                                     267,773              202,773
Accrued salaries                                                                    284,938              270,564
Accrued expenses                                                                    307,704              239,553
                                                                                -----------           ----------
Total current liabilities                                                         2,419,724            1,399,508

Long-term debt                                                                    1,885,138            1,893,264


Stockholders' equity:
Common stock, par value $.01 Per share;
Authorized - 10,000,000 shares; issued 4,542,403
   and 4,541,403 shares, respectively                                                45,424               45,414
Additional paid-in-capital                                                        6,468,395            6,459,011
Unrealized gain (loss) on marketable securities                                     (1,691)                4,687
Retained earnings                                                                13,330,724           12,708,188
                                                                                 ----------           ----------
                                                                                 19,842,852           19,217,300
Less treasury stock at cost - 110,000 shares                                    (2,768,010)                  -
                                                                                ------------         -----------
                                                                                 17,074,842           19,217,300
                                                                                 ----------           ----------
                                                                                $21,379,704          $22,510,072
                                                                                 ==========           ==========

                            AMERICAN LIST CORPORATION

                       CONSOLIDATED STATEMENTS OF EARNINGS

                                   (UNAUDITED)


                                                   THREE MONTHS ENDED
                                                         MAY 31,
                                                         -------

                                                 1996             1995
                                                 ----             ----

Revenues                                     $5,101,919        $5,330,609
                                              ----------        ----------
Costs and expenses:
Cost of operations                              928,329           671,100
Selling, general and
  administrative expense                      1,090,211           975,781
                                              ---------         ---------
                                              2,018,540         1,646,881
                                              ---------         ---------

Operating income                              3,083,379         3,683,728

Investment income                               103,333           125,456
Interest expense                               (44,755)          (52,314)
                                             -----------        ----------

Earnings before provision for
  income taxes                                3,141,957         3,756,870

Provision for income taxes                    1,157,000         1,421,000
                                             ---------         ---------

Net earnings                                 $1,984,957        $2,335,870
                                              =========         =========

Net earnings per common share                     $0.44             $0.51
                                                   ====              ====

Weighted average shares outstanding           4,529,783         4,547,305
                                              =========         =========

                            AMERICAN LIST CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                         THREE MONTHS ENDED MAY 31, 1996

                                   (UNAUDITED)


                                                                           Unrealized
                                                           Additional    Gain (Loss) On
                                                             Paid-in       Marketable      Retained        Treasury
                                 Shares       Amount        Capital        Securities      Earnings          Stock          Total
                               ---------      ------       ----------     ------------     --------        --------         -----
Balance at March 1, 1996       4,541,403      $45,414      $6,459,011        $ 4,687      $12,708,188                   $19,217,300

Issuance of common stock
in connection with
exercise of stock options          1,000           10           9,384                                                         9,394

Purchase of common stock
for treasury                                                                                             $(2,768,010)    (2,768,010)

Cash dividends declared
on common stock - $.30
per share                                                                                 (1,362,421)                    (1,362,421)

Unrealized loss on
marketable securities                                                        (6,378)                                         (6,378)

NET EARNINGS                                                                                1,984,957                     1,984,957
                               ---------      -------      ----------                     -----------    ------------     ---------

Balance at May 31, 1996        4,542,403      $45,424      $6,468,395       $(1,691)      $13,330,724    $(2,768,010)   $17,074,842
                               =========       ======       =========        =======       ==========     ===========    ==========


                            AMERICAN LIST CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                         THREE MONTHS ENDED
                                                               MAY 31,
                                                               -------
                                                        1996           1995
                                                      --------        ------

Cash flows from operating activities

Net earnings                                         $1,984,957     $2,335,870
Adjustments to reconcile net earnings to
   net cash provided by operating activities
      Depreciation and amortization                     141,393        104,189
      Amortization of bond premiums                      69,652         59,398
      Decrease (increase) in operating assets           286,318       (568,945)
      Increase in operating liabilities               1,012,090      1,234,908
                                                      ----------     ---------

      Net cash provided by operating activities       3,494,410      3,165,420
                                                      ----------     ----------

Cash flows from investing activities

Capital expenditures                                   (114,861)       (26,800)
Sale (purchase) of marketable securities, net           377,402       (981,638)
                                                        -------       ---------

Net cash provided by (used in) investing
   activities                                           262,541     (1,008,438)
                                                        -------     -----------

Cash flows from financing activities

Issuance of common stock                                  9,394         46,342
Cash dividends paid                                  (1,362,421)      (912,434)
Purchase of treasury stock                           (2,768,010)      (509,238)
                                                     -----------      ---------

Net cash used in financing activities                (4,121,037)    (1,375,330)
                                                     ----------     -----------

Net increase (decrease) in cash and equivalents        (364,086)       781,652

Cash and cash equivalents at beginning of period      3,611,609      3,196,634
                                                      ---------      ---------
Cash and cash equivalents at end of period           $3,247,523     $3,978,286
                                                      =========      =========

                            AMERICAN LIST CORPORATION

              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

                                  May 31, 1996

Note A - Basis of Presentation
         ---------------------

         The accompanying unaudited financial statements reflect all adjustments which, in the opinion of management, are of a normal recurring accrual nature and necessary for a fair statement of the results for the interim periods presented. These financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all the information or note disclosures necessary for a complete presentation. They should be read in conjunction with the Company's audited financial statements and accompanying notes which appear in the Company's Annual Report on Form 10-K for the year ended February 29, 1996. The results of operations for the first three months of the year are not necessarily indicative of the results of operations for the full year.

Note B - Stockholders' Equity
         --------------------

         In May 1996, the Company purchased 110,000 shares of its common stock in the open market for an aggregate purchase price of $2,768,010.

                            AMERICAN LIST CORPORATION

                                  May 31, 1996


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
          ---------------------------------------------------------------

         Financial Condition
         -------------------

         The Company continues to be in a favorable financial position and does not require outside financing to support its operations. Working capital as of May 31, 1996 and February 29, 1996 amounted to approximately $14.8 million and $17.0 million, respectively. The Company has no material commitments for capital expenditures. Management is, however, continually seeking possibilities for additional expansion into compatible business areas. The Company believes that cash and cash equivalents and marketable securities as of May 31, 1996 in the approximate amount of $10.6 million can provide adequate liquidity for the Company's continuing operations and for such possible further expansion. Net cash flows from operating activities amounted to approximately $3.5 million and $3.2 million for the three months ended May 31, 1996 and 1995, respectively. Operating cash flows increased primarily due to a reduction in income tax payments during the current period.. On July 3, 1996, the Company announced a quarterly dividend of 30 cents ($.30) per share payable August 9, 1996 to stockholders of record on July 31, 1996. In May 1996, the Company purchased 110,000 shares of its common stock on the open market for an aggregate purchase price of $2,768,010. Presently, the Company does not anticipate any further purchases of its common stock. However, depending on the market conditions, the Company, may, from time to time, purchase additional shares of its common stock. Further increases in cash equivalents and marketable securities are dependent upon future operating profits, the level of dividends declared by the Board of Directors and further purchases of its common stock.


         Results Of Operations
         ---------------------

         Revenues from operations decreased during the three months ended May 31, 1996 by approximately $229,000 (4%) from the comparable 1995 period. This decrease in revenue is primarily attributable to a decline in sales to certain customers modifying the timing of their mailing plans and a fall off of significant new sales during this quarter as compared to the same quarter last year.

         Costs of operations increased for the three months ended May 31, 1996 approximately $257,000 (38%) from the comparable 1995 period primarily due to costs associated with the newly acquired subsidiary, GeoDemX. As a percentage of sales, costs of operations increased for the three months ended May 31, 1996 as compared to same period for 1995 as a result of the decrease student list sales and lower margins on GeoDemX sales.

         Selling, general and administrative costs increased during the three months ended May 31, 1996 by approximately $114,000 (12%) from the comparable 1995 period primarily due to expenses associated with GeoDemX subsidiary and to additional personnel recently hired by the Company.

         Investment income decreased approximately $22,000 (18%) during the three months ended May 31, 1996 from the comparable 1995 period primarily due to a decrease in interest rates and a reduction in funds available for investment.

PART II         OTHER INFORMATION
- -------         -----------------


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

 (b) Reports on Form 8-K. No reports on Form 8-K have been filed during the three months ended May 31, 1996.

                                   SIGNATURE
                                   ---------


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       AMERICAN LIST CORPORATION



Date:  July 10, 1996                   By:   /S/MARTIN LERNER
                                             ------------------------------
                                             Martin Lerner, President
                                             Principal Financial Officer
                                             and Chief Executive