Form 10-Q
period 1996-08-31
AMERICAN LIST CORP
filed 1996-10-15
CIK 5385

FORM 10-Q - QUARTERLY OR TRANSMITIONAL REPORT




              |X| QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended August 31, 1996

              |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from __ to __ Commission file number 1-9312


                            AMERICAN LIST CORPORATION

             (Exact name of Registrant as specified in its charter)


             Delaware                                    11-2050322
  (State or other jurisdiction of              (I.R.S. Employer Identification
   incorporation or organization)                            No.)



                  330 Old Country Road, Mineola, New York 11501
                    (address of principal executive offices)

                                 (516) 248-6100
              (Registrant's telephone number, including area code)


Indicate by check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDING DURING THE PRECEDING FIVE YEARS

Indicate by check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) or the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes[ ] No[ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,432,403 shares of Common Stock, $.01 par value, as of October 4, 1996.

                            AMERICAN LIST CORPORATION

                                    FORM 10-Q


                                      Index


PART I.   FINANCIAL INFORMATION

Item 1.   Unaudited Financial Statements

               Consolidated Balance Sheets at August 31, 1996 and
                    February 29, 1996

               Consolidated Statements of Earnings for the three and six months ended August 31, 1996 and 1995

               Consolidated Statements of Stockholders' Equity for the six
                    months ended August 31, 1996

               Consolidated Statements of Cash Flows for the six months ended
                    August 31, 1996 and 1995

               Notes to Consolidated Financial Statements

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
               of Operations


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

Item 2.   Changes in Securities

Item 3.   Defaults upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits, Lists and Reports on Form 8-K


SIGNATURE

PART I.  FINANCIAL INFORMATION

Item 1.  UNAUDITED FINANCIAL STATEMENTS

                            AMERICAN LIST CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)

                                                                       August 31,     February 29,
                                                                         1996             1996
                                                                      ----------      -----------
          ASSETS
          ------
Current assets:
   Cash and cash equivalents                                          $  2,962,248    $  3,611,609
   Marketable cash securities                                            6,644,279       7,775,051
   Trade accounts receivable, net                                        4,455,081       5,781,175
   Unamortized costs of lists                                              545,243         869,899
   Prepaid income taxes                                                    908,406         192,152
   Prepaid expenses and other                                               82,269         127,380
                                                                      ------------    ------------
     Total current assets                                               15,597,526      18,357,266

Property and equipment, at cost (less accumulated depreciation of
  $957,476 and $845,121)                                                   601,471         461,445
Deferred license cost, net of accumulated amortization                   2,621,701       2,790,369
Unamortized costs of lists                                                 499,625         494,200
Other assets                                                               398,391         406,792
                                                                      ------------    ------------
                                                                      $ 19,718,714    $ 22,510,072
                                                                      ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Current portion of long-term debt                                  $    360,833    $    445,645
   Accounts payable                                                        230,145         240,973
   Accrued pension and profit-sharing contributions                        330,567         202,773
   Accrued salaries                                                        230,500         270,564
   Accrued expenses                                                        140,013         239,553
                                                                      ------------    ------------
     Total current liabilities                                           1,292,058       1,399,508

Long-term debt                                                           1,553,397       1,893,264

Stockholders' Equity:
   Common stock, par value $.01 per share;
     Authorized 20,000,000 shares; issued and outstanding 4,432,403
     and 4,541,403 shares, respectively                                     44,324          45,414
   Additional paid-in capital                                            3,701,486       6,459,011
   Unrealized gain (loss) on marketable securities                          (6,819)          4,687
   Retained earnings                                                    13,134,268      12,708,188
                                                                      ------------    ------------
                                                                        16,873,259      19,217,300
                                                                      ------------    ------------
                                                                      $ 19,718,714    $ 22,510,072
                                                                      ============    ============


                            AMERICAN LIST CORPORATION

                       CONSOLIDATED STATEMENTS OF EARNINGS

                                   (Unaudited)


                                             Three months ended               Six months ended
                                                 August 31,                      August 31,
                                        ---------------------------       ---------------------------
                                            1996            1995              1996            1995
                                            ----            ----              ----            ----
Revenues                                $ 3,740,930     $ 3,117,132       $ 8,842,849     $ 8,447,741
                                        -----------     -----------       -----------     -----------
Cost and expenses:
  Cost of operations                        790,193         701,419         1,718,522       1,372,519
  Selling, general and
   administrative expenses                1,195,766       1,079,979         2,285,977       2,054,759
                                        -----------     -----------       -----------     -----------
                                          1,985,959       1,781,398         4,004,499       3,427,278
                                        -----------     -----------       -----------     -----------

Operating income                          1,754,971       1,335,734         4,838,350       5,020,463

Other income (expense)
 Investment income                          103,593         113,404           206,926         238,859
 Interest expense                           (38,299)        (45,997)          (83,054)        (98,311)
                                        -----------     -----------       -----------     -----------

 Earnings before provision for
  income taxes                            1,820,265       1,403,141         4,962,222       5,161,011

Provision for income taxes                  687,000         531,000         1,844,000       1,953,000
                                        -----------     -----------       -----------     -----------
 Net earnings                           $ 1,133,265     $   872,141       $ 3,118,222     $ 3,208,011
                                        ===========     ===========       ===========     ===========

Net earnings per common share           $      0.26     $      0.20       $      0.70     $      0.71
                                        ===========     ===========       ===========     ===========

Weighted average shares
outstanding                               4,432,403       4,540,305         4,481,093       4,543,805
                                        ===========     ===========       ===========     ===========

                            AMERICAN LIST CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                        Six months ended August 31, 1996

                                   (Unaudited)


                                                                                 Unrealized
                                                                 Additional       loss on
                                                                  paid-in        marketable      Retained
                                     Shares         Amount        capital        securities      earnings       Total
                                   ---------    -----------     ------------    -----------     ----------    ------------
Balance at March 1, 1996           4,541,403    $    45,414     $  6,459,011    $     4,687     $12,708,188   $ 19,217,300

Issuance of common stock in
connection with exercise of
stock options                          1,000             10            9,384                                         9,394

Purchase and retirement of
treasury stock                      (110,000)        (1,100)      (2,766,909)                                   (2,768,009)

Cash dividends declared on
common stock - $.60 per share
                                                                                                (2,692,142)     (2,692,142)

Unrealized loss on
marketable securities                                                               (11,506)                       (11,506)

Net earnings for the period                                                                      3,118,222       3,118,222
                                   ---------    -----------     ------------    -----------     ----------    ------------

Balance at August 31, 1996         4,432,403    $    44,324     $  3,701,486    $    (6,819)   $13,134,268    $ 16,873,259
                                   =========    ===========     ============    ===========    ===========    ============

                            AMERICAN LIST CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                         Six months ended
                                                                             August 31,
                                                                    --------------------------

                                                                        1996          1995
                                                                    ------------   -----------
Cash flows from operating activities

     Net earnings for the period                                    $ 3,118,222    $ 3,208,011
     Adjustments to reconcile net earnings to net cash
        provided by operating activities
         Depreciation and amortization                                  295,815        218,231
         Provision for losses on accounts receivable                     10,000         10,000
         Amortization of bond premiums                                  118,324        111,937
         Decrease in operating assets                                   964,181        914,706
         Increase (decrease) in operating liabilities                   152,683       (412,440)
                                                                    -----------    -----------

            Net cash provided by operating activities                 4,659,225      4,050,445
                                                                    -----------    -----------

Cash flows from investing activities

     Capital expenditures                                              (252,381)       (53,710)
     Sale (purchase) of marketable securities                           994,552        (88,609)
     Acquisition of subsidiary, net of cash acquired                                   (67,734)
                                                                    -----------    -----------

            Net cash provided by (used in) investing activities         742,171       (210,053)
                                                                    -----------    -----------

Cash flows from financing activities

     Issuance of common stock                                             9,394         49,668
     Cash dividends paid                                             (2,692,142)    (2,053,677)
     Purchase of treasury stock                                      (2,768,009)      (509,238)
     Payment of long-term debt                                         (600,000)      (600,000)
                                                                    -----------    -----------

              Net cash used in financing activities                  (6,050,757)    (3,113,247)
                                                                    -----------    -----------

Net increase (decrease) in cash and cash equivalents                   (649,361)       727,145

Cash and cash equivalents at beginning of period                      3,611,609      3,196,634
                                                                    -----------    -----------

Cash and cash equivalents at end of period                          $ 2,962,248    $ 3,923,779
                                                                    ===========    ===========

                            AMERICAN LIST CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 August 31, 1996

                                   (unaudited)


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

Note B - Stockholders' Equity

         In May 1996, the Company purchased 110,000 shares of its common stock in the open market for an aggregate purchase price of $2,768,009. The shares were retired in August 1996.

                            AMERICAN LIST CORPORATION

                                 August 31, 1996

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         (Statements in this Form 10-Q that are not descriptions of historical fact are forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including risks relating to competition; reliance on certain categories of customers; potential government regulation arising from privacy issues; and other factors impacting the direct marketing industry.)


         Financial Condition

         The Company continues to be in a favorable financial position and does not require outside financing to support its operations. Working capital as of August 31, 1996 and February 29, 1996 amounted to approximately $14.3 million and $17.0 million, respectively. The Company has no material commitments for capital expenditures. Management is, however, continually seeking possibilities for additional expansion into compatible business areas. The Company believes that cash and cash equivalents and marketable securities as of August 31, 1996 in the approximate amount of $9.6 million can provide adequate liquidity for the Company's continuing operations and for such possible further expansion. Net cash flows from operating activities amounted to approximately $4.7 million and $4.1 million for the six months ended August 31, 1996 and 1995, respectively. The Company paid regular quarterly dividends of 30 cents ($.30) per share on May 14, 1996 and August 9, 1996. On October 2, 1996, the Company announced a quarterly dividend of 30 cents per share payable on November 8, 1996 to stockholders of record on October 18, 1996. In May 1996, the Company purchased 110,000 shares of its common stock on the open market for an aggregate purchase price of $2,768,009. Presently, the Company does not anticipate any further purchases of its common stock. However, depending on the market conditions, the Company, may, from time to time, purchase additional shares of its common stock. Further increases in cash and cash equivalents and marketable securities are dependent upon future operating profits, the level of dividends declared by the Board of Directors and further purchases of its common stock.


         Results of Operations

         Revenues from operations increased during the three and six months ended August 31, 1996 by approximately $624,000 (20%) and $395,000 (5%), respectively, from the comparable 1995 periods. The actual number of orders processed during the six months ended August 31, 1996 increased 11% from the comparable 1995 period. This increase in revenue is primarily attributable to the additions made to the in-house sales force which resulted in an expansion of the Company's customer base and an increase in sales to certain existing customers.

                            AMERICAN LIST CORPORATION

                                 August 31, 1996

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Results of Operations   (continued)

         Costs of operations increased for the three and six months ended August 31, 1996 by approximately $89,000 (13%) and $346,000 (25%), respectively, from the comparable 1995 periods primarily due to an increase in data processing costs and royalties due to third parties on certain list rentals. As a percentage of sales, costs of operations decreased to 21% for the quarter ended August 31, 1996 from 23% for the comparable 1995 quarter primarily due to the increase in sales for the quarter.

         Selling, general and administrative expenses increased during the three and six months ended August 31, 1996 by approximately $116,000 (11%) and $231,000 (11%) from the comparable 1995 periods primarily due to expenses associated with the opening of a branch sales office, professional fees and lobbying costs.

         The lobby costs were in connection with legislation that was recently introduced in Congress which would require, among other things, parental consent for the sale or rental of lists of children. The Company, along with the industry trade association, various educational institutions and numerous other organizations, have vigorously opposed the legislation. The Company believes that if legislation is reintroduced when Congress convenes in January 1997, its impact will be less intrusive than the original legislation. As such, it cannot be determined what affect, if any, such legislation would have on the Company. The Company has incurred lobbying costs of approximating $25,000 during the quarter ended August 31, 1996 and expects to incur additional costs in the future.

         Martin Lerner, President, agreed to modify his employment agreement reducing his fiscal 1997 compensation by $200,000. This decrease in expenses was offset by the addition of several new salespeople during the past twelve months.

         Investment income decreased approximately $32,000 (13%) during the six months ended August 31, 1996 from the comparable 1995 period primarily due to a decrease in interest rates and the amount of funds available for investment.

         Interest expense for the six months ended August 31, 1996 decreased by approximately $15,000 (16%) from the comparable 1995 period due to a reduction in debt associated with normal loan repayments.

Part II             OTHER INFORMATION


Item 1.         Legal Proceedings
                   Not applicable

Item 2.         Changes in Securities
                   Not applicable

Item 3.         Defaults Upon Senior Securities
                   Not applicable

Item 4.         Submission of Matters to a Vote of Security Holders

                The Company's annual meeting of stockholders was held on August 5, 1996. At the meeting: (1) all five director nominees were elected, (2) an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock from 10,000,000 shares to 20,000,000 shares and (3) the appointment of Grant Thornton LLP as independent auditors was ratified.

                The following directors were elected for a one-year term by the votes indicated.

                                        For         Against      Abstain
                                     ---------      ------       --------
                Martin Lerner        3,648,487      5,140
                J. Mortin Davis      3,648,487      5,240
                Kenton Wood          3,646,110      7,517
                Ben Ermini           3,646,110      7,517
                Philip Lubitz        3,647,245      6,382



                The amendment to the Company's Certificate of Incorporation was ratified by the following vote:

                              For                Against          Abstain
                           ---------              ------          --------
                           2,968,846             677,124           7,657

                The appointment of Grant Thornton LLP was ratified by the following vote:

                             For                 Against           Abstain
                           ---------              ------          --------
                           3,642,625               5,377            5,625



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

              10.4     Stock Option Plan (5)

              10.5 Employment Agreement between the Registrant and Jan Stumacher (6)

              10.6 Employment Agreement, as amended, between the Registrant and Martin Lerner (7)

              10.7 Agreement of Sale and Purchase of Assets between the Registrant and GeoDemX Corporation (8)

              22       Subsidiaries of the Registrant (9)

              (1) Incorporated by reference to the Annual Report on Form 10-K for the year ended February 28, 1981.
              (2) Incorporated by reference to the Annual Report on Form 10-K for the year ended February 29, 1984.
              (3) Incorporated by reference to the Annual Report on Form 10-K for the year ended February 29, 1988.
              (4) Incorporated by reference to the Annual Report on Form 10-K for the year ended February 29, 1992.
              (5) Incorporated by reference to the Annual Report on Form 10-K for the year ended February 28, 1993.
              (6)      Incorporated by reference to the Annual Report on Form
                       10-KSB for the year ended February 28, 1994.
              (7)      Incorporated by reference to the Annual Report on Form
                       10-KSB for the year ended February 28, 1995.
              (8)      Incorporated by reference to the Quarterly Report on
                       Form 10-Q for the three months ended May 31, 1995
              (9) Incorporated by reference to the Quarterly Report on Form 10-Q for the three months ended August 31, 1995.

(b)       Reports on Form 8-K.

          No reports on Form 8-K have been filed during the three months ended August 31, 1996.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         AMERICAN LIST CORPORATION



Date:  October 14, 1996                  By:   /s/ Martin Lerner
                                               ---------------------------------
                                               Martin Lerner, President
                                               Principal Financial Officer
                                               and Chief Executive