Form 10-Q
period 1996-11-30
AMERICAN LIST CORP
filed 1997-01-14
CIK 5385

FORM 10-Q - QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                                  ACT OF 1934

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended November 30, 1996

|_|  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

               For the transition period from_______ to__________

                          Commission file number 1-9312


                            AMERICAN LIST CORPORATION
             (Exact name of Registrant as specified in its charter)


            Delaware                                      11-2050322
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)



                  330 Old Country Road, Mineola, New York 11501
                    (address of principal executive offices)

                                 (516) 248-6100
              (Registrant's telephone number, including area code)


Indicate by check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDING DURING THE PRECEDING FIVE YEARS

Indicate by check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) or the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes_X_ No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,466,678 shares of Common Stock, $.01 par value, as of January 3, 1997.

                            AMERICAN LIST CORPORATION

                                    FORM 10-Q


                                      Index


PART I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

        Consolidated Balance Sheets at November 30, 1996 and February 29, 1996

        Consolidated  Statements of Earnings for the three and nine months ended
          November 30, 1996 and 1995

        Consolidated Statement of Stockholders' Equity for the nine months ended
          November 30, 1996

        Consolidated Statements of Cash Flows for the nine months ended November
          30, 1996 and 1995

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

Item 3. Defaults upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits, Lists and Reports on Form 8-K


SIGNATURE

PART I. FINANCIAL INFORMATION

Item 1. UNAUDITED FINANCIAL STATEMENTS

                            AMERICAN LIST CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)

                                                                 November 30,  February 29,
                                                                     1996           1996
                                                                     ----           ----
             ASSETS
Current assets:
     Cash and equivalents                                        $ 2,759,791   $ 3,611,609
     Marketable securities                                         7,160,088     7,775,051
     Trade accounts receivable, net                                4,762,714     5,781,175
     Unamortized costs of lists                                      802,408       869,899
     Prepaid income taxes                                          1,125,206       192,152
     Prepaid expenses and other                                       66,077       127,380
                                                                 -----------   -----------
         Total current assets                                     16,676,284    18,357,266


Property and equipment, at cost
 (less accumulated depreciation of $1,014,214 and $845,121)
                                                                     549,698       461,445
Deferred license cost, net of accumulated amortization             2,538,283     2,790,369
Unamortized costs of lists                                           496,496       494,200
Other assets                                                         378,883       406,792
                                                                 -----------   -----------
                                                                 $20,639,644   $22,510,072
                                                                 ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt                           $   367,413   $   445,645
     Accounts payable                                                246,624       240,973
     Accrued pension and profit-sharing contribution                 195,000       202,773
     Accrued salaries                                                301,964       270,564
     Accrued expenses                                                149,719       239,553
                                                                 -----------   -----------
         Total current liabilities                                 1,260,720     1,399,508


Long-term debt                                                     1,546,817     1,893,264

Stockholders' Equity:
     Common stock, par value $.01 per share;
        Authorized - 20,000,000 shares; issued and outstanding
        4,466,678 and 4,541,403 shares, respectively                  44,667        45,414
     Additional paid-in-capital                                    4,174,899     6,459,011
     Unrealized gain on marketable securities                         13,774         4,687
     Retained earnings                                            13,598,767    12,708,188
                                                                 -----------   -----------
                                                                  17,832,107    19,217,300
                                                                 -----------   -----------
                                                                 $20,639,644   $22,510,072
                                                                 ===========   ===========

                            AMERICAN LIST CORPORATION

                       CONSOLIDATED STATEMENTS OF EARNINGS

                                   (Unaudited)





                                         Three months ended              Nine months ended
                                            November 30,                    November 30,
                                            ------------                    ------------

                                        1996            1995            1996            1995
                                        ----            ----            ----            ----

Revenues                           $  4,596,859    $  4,773,790    $ 13,439,708    $ 13,221,531
                                   ------------    ------------    ------------    ------------

Costs and expenses:
   Cost of operations                   612,703         653,168       2,331,225       2,025,687
   Selling, general and
     administrative expense           1,179,876       1,196,433       3,465,853       3,252,192
                                   ------------    ------------    ------------    ------------
                                      1,792,579       1,849,601       5,797,078       5,277,879
                                   ------------    ------------    ------------    ------------

Operating income                      2,804,280       2,924,189       7,642,630       7,943,652

Investment income                        94,719         122,619         301,645         361,478
Interest expense                        (35,329)        (43,166)       (118,383)       (141,477)
                                   ------------    ------------    ------------    ------------

   Earnings before provision for
     income taxes                     2,863,670       3,003,642       7,825,892       8,163,653

Provision for income taxes            1,060,000       1,093,000       2,904,000       3,045,000
                                   ------------    ------------    ------------    ------------

   Net earnings                    $  1,803,670    $  1,910,642    $  4,921,892    $  5,118,653
                                   ============    ============    ============    ============


Net earnings per common share      $       0.41    $       0.42    $       1.10    $       1.13
                                   ============    ============    ============    ============

Average shares outstanding            4,448,110       4,540,592       4,470,179       4,542,742
                                   ============    ============    ============    ============

                            AMERICAN LIST CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                       Nine months ended November 30, 1996

                                   (Unaudited)


                                                                                        Unrealized
                                                                         Additional      Gain on
                                                                           paid-in       marketable     Retained
                                           Shares          Amount          capital       securities      earnings         Total
                                           ------          ------          -------       ----------      --------         -----

Balance at March 1, 1996                  4,541,403    $     45,414    $  6,459,011    $      4,687    $ 12,708,188    $ 19,217,300

Issuance of common stock
 in connection with exercise of
stock options
                                             35,275             353         482,797                                         483,150

Purchase and retirement
 of treasury stock
                                           (110,000)         (1,100)     (2,766,909)                                     (2,768,009)

Cash dividends declared
on common stock - $.90 per share
                                                                                                         (4,031,313)     (4,031,313)

Unrealized gain on
marketable securities                                                                         9,087                           9,087

Net earnings for the period                                                                               4,921,892       4,921,892
                                       ------------    ------------    ------------    ------------    ------------    ------------

Balance at November 30, 1996              4,466,678    $     44,667    $  4,174,899    $     13,774    $ 13,598,767    $ 17,832,107
                                       ============    ============    ============    ============    ============    ============

                            AMERICAN LIST CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                     Nine months ended
                                                                        November 30,
                                                                        ------------
                                                                     1996          1995
                                                                     ----          ----
Cash flows from operating activities

         Net earnings for the period                             $ 4,921,892    $ 5,118,653
         Adjustments to reconcile net earnings to net cash
            provided by operating activities
                  Depreciation and amortization                      443,339        386,959
                  Provision for losses on accounts receivable         10,000         10,000
                  Amortization of bond premiums                      162,059        164,931
                  Decrease (increase) in operating assets            201,904       (191,554)
                  Increase (decrease) in operating liabilities       114,765       (112,506)
                                                                 -----------    -----------

                  Net cash provided by operating activities        5,853,959      5,376,483
                                                                 -----------    -----------

Cash flows from investing activities

         Capital expenditures                                       (257,346)      (105,672)
         Sale (purchase) of marketable securities                    467,741       (927,642)
         Acquisition of subsidiary, net of cash acquired                            (69,534)
                                                                 -----------    -----------

         Net cash provided from (used in) investing activities       210,395     (1,102,848)
                                                                 -----------    -----------

Cash flows from financing activities

         Issuance of common stock                                    483,150         62,386
         Cash dividends paid                                      (4,031,313)    (3,188,770)
         Acquisition of common stock for treasury                 (2,768,009)      (516,872)
         Payment of long-term debt                                  (600,000)      (600,000)
                                                                 -----------    -----------

         Net cash used in financing activities                    (6,916,172)    (4,243,256)
                                                                 -----------    -----------

Net increase (decrease) in cash and cash equivalents                (851,818)        30,379

Cash and cash equivalents at beginning of period                   3,611,609      3,196,634
                                                                 -----------    -----------

Cash and cash equivalents at end of period                       $ 2,759,791    $ 3,227,013
                                                                 ===========    ===========

                            AMERICAN LIST CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                November 30, 1996

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

     In January 1997, the Company purchased 50,000 shares of its common stock in the open market for an aggregate purchase price of $1,209,250.

                            AMERICAN LIST CORPORATION

                                November 30, 1996

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


     Financial Condition

     The Company continues to be in a favorable financial position and does not require outside financing to support its operations. Working capital as of November 30, 1996 and February 29, 1996 amounted to approximately $15.4 million and $17.0 million, respectively. The Company has no material commitments for capital expenditures. Management is, however, continually seeking possibilities for additional expansion into compatible business areas. The Company believes that cash and cash equivalents and marketable securities as of November 30, 1996 in the approximate amount of $9.9 million can provide adequate liquidity for the Company's continuing operations and for such possible further expansion.

     Net cash flows from operating activities amounted to approximately $5.9 million and $5.4 million for the nine months ended November 30, 1996 and 1995, respectively. The Company paid regular quarterly dividends of 30 cents ($.30) per share on May 14, 1996, August 9, 1996 and November 8, 1996. On January 7, 1997, the Company announced a quarterly dividend of 30 cents per share payable on February 6, 1997 to stockholders of record on January 30, 1997.

     In May 1996, the Company purchased 110,000 shares of its common stock in the open market for an aggregate purchase price of $2,768,009. In January 1997, the Company purchased 50,000 shares of its common stock in the open market for an aggregate purchase price of $1,209,250. Depending on market conditions, the Company, may, from time to time, purchase additional shares of its common stock. Further increases in cash and cash equivalents and marketable securities are dependent upon future operating profits, the level of dividends declared by the Board of Directors and further purchases of its common stock.


     Results of Operations

     Revenues from operations decreased during the three months ended November 30, 1996 by approximately $177,000 (4%) to $4,596,859 from the comparable 1995 period. This decrease in revenues is primarily attributable to a small reduction in sales to certain major customers. Revenues from operations increased during the nine months ended November

                            AMERICAN LIST CORPORATION

                                November 30, 1996


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Results of Operations (continued)

     30, 1996 by approximately $218,000 (2%) to $13,439,708 from the comparable 1995 period. The actual number of orders processed during the nine months ended November 30, 1996 increased 12% from the comparable 1995 period. The affect on revenues from the increase in orders processed, which are primarily smaller orders, has been offset by a softening of sales to the credit card industry.

     Costs of operations for the three months ended November 30, 1996 decreased by approximately $41,000 (6%) to $612,703 from the comparable 1995 period. As a percentage of sales, costs of operations decreased to 13% for the quarter ended November 30, 1996 from 14% for the comparable 1995 quarter. This decrease in costs of operations is primarily due to a shift to higher margin sales by the GeoDemX subsidiary. Costs of operations for the nine months ended November 30, 1996 increased by approximately $306,000 (15%) to $2,331,225 from the comparable 1995 period. As a percentage of sales, costs of operations increased to 17% for the nine months ended November 30, 1996 from 15% for the comparable 1995 period. This increase in costs of operations is primarily due to an increase in data processing costs and royalties due to third parties on certain list rentals.

     Selling, general and administrative expenses decreased during the three months ended November 30, 1996 by approximately $17,000 (1%) to $1,179,876 from the comparable 1995 period primarily due to decreases in compensation costs associated with the modification of the President's employment agreement lowering his fiscal 1997 salary by $200,000, reduced sales bonuses resulting from the decrease in quarterly sales and a reduction of personnel at the GeoDemX subsidiary. Selling, general and administrative expenses increased during the nine months ended November 30, 1996 by approximately $214,000 (7%) to $3,465,853 from the comparable 1995 period primarily due to expenses associated with the opening of a branch sales office, professional fees and lobbying costs.

     The lobbying costs were incurred in connection with legislation that was recently introduced in Congress which would require, among other things, parental consent for the sale or rental of lists of children. The Company, along with the industry trade association, various educational institutions and numerous other organizations have vigorously opposed the legislation and have drafted alternative language. The Company believes that if legislation is reintroduced when Congress convenes in January 1997, its impact will be less intrusive than the original legislation. As such, it cannot be determined what effect, if any, such legislation would have on the Company. The Company incurred lobbying costs of approximately $60,000 during the nine months ended November 30, 1996 and expects to incur additional costs in the future.

                            AMERICAN LIST CORPORATION

                                November 30, 1996


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Results of Operations (continued)

     Investment income decreased approximately $60,000 (17%) to $301,645 during the nine months ended November 30, 1996 from the comparable 1995 period primarily due to a decrease in the amount of funds available for investment and a decrease in interest rates.

     Interest expense for the nine months ended November 30, 1996 decreased by approximately $23,000 (16%) to $118,383 from the comparable 1995 period primarily due to a reduction in debt associated with normal loan repayments.

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

          10.8      Database License Agreement dated July 1, 1994

     (b)  Reports on Form 8-K.

          No reports on Form 8-K have been filed during the three months ended November 30, 1996.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    AMERICAN LIST CORPORATION



Date:  January 13, 1997                             By: /s/ Martin Lerner
                                                       ----------------------
                                                    Martin Lerner, President
                                                    Principal Financial Officer
                                                    and Chief Executive