Form 10-K
period 1997-02-28
AMERICAN LIST CORP
filed 1997-05-29
CIK 5385

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                 ---------------
                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended February 28, 1997

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _____ to _____

                          Commission file number 1-9312

                            AMERICAN LIST CORPORATION
                            -------------------------
             (Exact Name of Registrant as Specified in Its Charter)

Delaware                                    11-2050322
--------                                    ----------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

330 Old Country Road, Mineola, NY           11501
---------------------------------           -----
(Address of Principal Executive Offices)    (Zip Code)

Registrant's telephone number, including area code (516) 248-6100

Securities registered pursuant to Section 12(b) of the Act:

                                            Name of Each Exchange
          Title of Each Class               on Which Registered
          -------------------               -------------------
Common Stock, par value $.01 per share      American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the
filing requirements for the past 90 days. Yes X   NO
                                             ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of May 28, 1997 was $98,652,064.

The number of shares outstanding of the registrant's Common Stock, par value $.01 per share, as of May 28, 1997 was 4,412,008.

                      DOCUMENTS INCORPORATED BY REFERENCE.
                                      None

                           FORWARD-LOOKING STATEMENTS

               Certain statements made in this Report on Form 10-K are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995). Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of American List Corporation ("American List" or the "Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

                                     PART I

ITEM 1. BUSINESS.

GENERAL

               American List, through its wholly-owned subsidiary, American Student List Company, Inc., develops, maintains and markets one of the largest and most comprehensive databases of high school, college and pre-school through junior high school students in the United States. The Company rents lists derived from its database for use primarily in direct mail and telemarketing programs. During the fiscal year ended February 28, 1997, the Company rented its lists to approximately 3,840 customers, including list brokers and advertising agencies, financial institutions, retailers and educational institutions.

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

PRODUCTS AND SERVICES

               The Company markets a variety of products and services, which are created from the information contained in its database. The Company has devoted significant time and effort to developing, maintaining and enhancing its database. The Company utilizes a state-of-the-art computer system for data compilation and list production. Data inputting is outsourced to third party vendors, and is backed up as information is updated and then stored off site. Sophisticated computer hardware and software enable the rapid compilation, processing, storage, sorting and quality control of inputted data. The Company also utilizes software to check the accuracy of the inputted data, including spelling, zip code information, address and date of birth, as well as to perform the valuable tasks of removing duplication from the Company's list products. Each of the Company's lists is guaranteed to be at least 95% deliverable if the mailing takes place within 30 days after receipt of the list. To date, refunds pursuant to this guarantee arrangement have not been material.

               The Company typically will rent its lists for a one-time use unless other arrangements are made. Rental prices for a one-time use generally range from $60 to $120 per thousand names depending upon the criteria selected. Rates for unlimited use of a list for a one-year period typically range from $150 to $250 per thousand names. The Company takes precautions to protect against unauthorized usage of lists by seeding its lists with decoy names.

               The Company currently markets lists in the following categories:

        High School Students

               The Company believes it maintains the most complete and accurate list of high school students available. For fiscal 1997, rentals of high school student lists accounted for approximately 60% of the Company's revenues. The high school student list is used by marketers of credit cards, scholarships, colleges, the armed services, catalogue items, formal wear, magazines, computers, software and accessories. This segment, as well as the college segment of the Company's database, has significant appeal to direct marketing companies, which place a strong emphasis on reaching younger consumers effectively, as they are seen as important first-time buyers who form their own long-term buying habits and develop brand loyalties. The Company updates this list as new information becomes available, which is generally on a monthly basis.

        College Students

               The college student market is attractive to direct marketing companies because of the significant amount of money college students have available for discretionary spending. Marketers generally wish to cultivate the development of first-time buying habits of this group. Furthermore, marketers view information on this segment of the population as extremely valuable because the transient nature of college students often makes them difficult to locate and reach. The Company offers to its customers, college student lists segmented by school, class and/or major. Customers purchasing these lists include companies marketing automobiles, credit cards, clothing and scholarships. The Company updates its college student list primarily in the late fall and winter when new student information becomes available.

        Pre-School Through Junior High School Students

               The Company has compiled a database of approximately 35%, or 15 million names, of children between the ages of two and 13. Applications of this list include the marketing of encyclopedias and books, children's magazines, children's catalogue items, summer camps and amusement parks. The Company updates this list as information becomes available, generally on a monthly basis.

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

        Other List Products and Services

               In order to expand its customer base and increase sales to its existing customers, the Company is focusing on new list products and new applications of its database. The Company introduced the following list compilations: (i) a list of newly engaged couples which it markets for use by caterers, musicians, photographers, and other product and service providers in the wedding market as well as to insurance companies and others seeking to target newlyweds; and (ii) religious and ethnic compilations which it markets for use by religious and ethnic publications, and colleges and universities, as well as existing customers. These lists are designed to further a company's ability to target customers distinctly through direct marketing programs.

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

               In June 1995, the Company, through GeoDemX Corporation, a Michigan corporation and wholly-owned subsidiary, acquired certain assets and liabilities of an early stage business engaged in the sale of computer software that incorporates computerized maps and electronic demographic data to generate sales leads. The GeoDemX software is designed to permit an organization to target selectively a prospective customer base that is similar to that organization's existing customer base.

        New Products and Services

               In January 1997, the Company entered into an agreement with Creative Media Generations, Inc. ("CMG") which provides for an exclusive arrangement to introduce to the Company's college student marketing customers a system developed by CMG to maximize postal efficiencies. This arrangement allows the Company to offer these customers the opportunity to save up to 50% of their current postage costs in mailings to college students.

CUSTOMERS

               The Company's customer base is comprised of list brokers and advertising agencies which resell the Company's list products as well as end users employing direct mail and telemarketing campaigns as part of their marketing efforts. Among the numerous large and small entities who have utilized the Company's lists over the years are banks and other financial institutions, educational institutions such as colleges and trade schools, the armed forces, record companies, publishers, catalogue companies, retailers and consumer goods marketers. A significant portion of the Company's recent growth has been the result of increased marketing expenditures by financial institutions relating to the promotion of credit cards and other financial products. List brokers and advertising agencies, which are resellers of the Company's products, generally account for between 40% and 50% of annual revenues. These customers generally receive a 20% brokerage commission on their sales. The Company's revenues are calculated net of such brokerage commissions. In each of the past 10 years, no single customer has accounted for more than 5% of the Company's revenues.

               To date, the Company's experience has been that first-time customers rent only a small portion of the Company's database and generally increase their usage over time. The Company believes this results from customers' increasing familiarity and experience with the effectiveness of the Company's products in their direct marketing programs.

SALES AND MARKETING

               The Company markets its products and services to existing and prospective customers through an in-house marketing staff which conducts telemarketing and direct sales, and through third party resellers such as independent list brokers and advertising agencies. The Company also continually seeks to broaden its customer base by attending trade shows and conventions. The Company has recently increased expenditures for in-house advertising and expanded its in-house sales force.

COMPETITION

               The Company competes with a number of small and large companies, many of which have substantially greater resources and provide a broader array of services than does the Company. These companies include list compilers, list brokers, marketing consultants and advertising agencies, and include companies such as Metromail Corporation, Donnelley Marketing, Inc., TRW, Inc. and Equifax Inc. The primary competitive factors in the children and student list business are the reliability of the information, the level of service provided and price. The Company believes the accuracy and breadth of its database, its service and its prices enable it to remain competitive. The Company maintains long-term relationships with many of its customers and information sources, and considers them a competitive advantage. Although Educational Testing Services of Princeton, New Jersey also compiles and provides lists of high school students, it does so only to non-profit institutions and, accordingly, competes with the Company solely in this limited market.

RIGHTS TO DATA

               The Company attempts to protect its database and certain of its software by relying on trade secret laws and seeding its lists with decoy names to identify unauthorized usage. To date, the Company has not filed for copyright protection of its database or list products. There can be no assurance that the steps taken by the Company will be adequate to deter misappropriation of its data or independent third party development of substantially similar products and technology.

               A patent application relating to the GeoDemX software product was filed with the United States Patent and Trademark Office (the "PTO") in November 1995 and is still pending. There can be no assurance that this patent application will result in a patent being issued or that any issued patent will afford adequate protection to the Company in the event that the GeoDemX product is successfully commercialized.

PRIVACY LEGISLATION

               In recent years, numerous legislation has been introduced in the United States Senate and various state legislatures, which would require, among other things, parental consent for the sale or rental of lists of children. The Company, along with the industry trade association, various educational institutions and numerous other organizations have opposed the current legislation, and have proposed alternative terms and provisions to the legislation. The direct marketing industry and the Company have been working closely with representatives from the state legislatures and Congress to apprise them of the consequences of the proposed legislation to the entire direct mail industry. The direct marketing industry and the Company believe that a policy designed to respect the privacy of households that do not want direct mail can be developed and implemented through industry self-regulation rather than government legislation. At present it cannot be determined what effect, if any, the proposed legislation would have on the Company if adopted.

EMPLOYEES

               As of May 28, 1997, the Company had 38 employees, including 12 in marketing and sales, nine in administration, five in data compilation, eight in data processing operations and four in its GeoDemX operations. None of the Company's employees is subject to a collective bargaining agreement nor has the Company ever experienced a work stoppage. The Company believes that its employee relations are generally good.

PENDING MERGER

               On March 18, 1997, the Company entered into an Agreement and Plan of Merger (the "Agreement") with Snyder Communications, Inc. ("Snyder"), a Delaware corporation and Snyder Z Acquisition, Inc., a Delaware corporation and wholly-owned subsidiary of Snyder ("Sub"). Pursuant to the Agreement, Sub will merge (the "Merger") with and into the Company, and the Company will survive as a wholly-owned subsidiary of Snyder. Snyder is a provider of outsourced targeted marketing solutions primarily for Fortune 500 companies. Snyder designs and implements marketing programs utilizing a range of complementary resources, including field sales, medical detailing, database marketing, teleservices, WallBoard'r' information displays and product sampling. For a discussion of the pending Merger, see Item 7 of this Report on Form 10-K.

ITEM 2. PROPERTIES.

               The Company's principal executive offices and computer facility are located in approximately 9,400 square feet of space at 330 Old Country Road, Mineola, New York, and are occupied pursuant to a lease which terminates on June 15, 2001. Rent expense was $351,000 during the year ended February 28, 1997. The lease contains an escalation clause relating to increases in real estate taxes.

               The Company maintains a branch sales office located in approximately 1,500 square feet of space at 2900 North Military Trail, Suite 140, Boca Raton, Florida, and is occupied pursuant to a lease which terminates on June 30, 2001. Rent expense was $17,125 during the year ended February 28, 1997. The lease contains an escalation clause relating to increases in operating expenses.

               GeoDemX currently occupies approximately 2,300 square feet of office space at 17117 West Nine Mile Road, Southfield, Michigan on a month-to-month basis after expiration of its lease on such premises on May 31, 1996. The base monthly rent is $2,204. The Company believes it will be able to renew its lease or lease new space in the same building should it determine to do so.

ITEM 3. LEGAL PROCEEDINGS.

               An officer of the Company, who was subject to an employment agreement expiring in March 2001, was terminated in February 1997. The employee has challenged the basis for termination under the terms of such agreement before an independent arbitrator and accordingly seeks reinstatement, back pay and benefits. As of the date of this Report on Form 10-K, the Company's counsel with respect to this matter believes that the Company has meritorious defenses and is pursuing the matter vigorously. Furthermore, the Company does not currently believe that this action will have a material adverse affect on the Company's results of operations, cash flow or financial condition.

               From time to time, the Company is subject to ordinary routine litigation and various other legal proceedings, claims and liabilities which are incidental to the business. The Company believes that none of these other legal proceedings has had or is likely to have a material adverse affect on the Company's results of operations, cash flow or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

               No matters were submitted during the fourth quarter of the fiscal year covered by this Report on Form 10-K to a vote of the security holders of the Company.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

               The Company's Common Stock, par value $.01 per share (the "Common Stock"), is traded on the American Stock Exchange under the symbol AMZ. The following sets forth the high and low closing prices for the last two fiscal years as reported by the American Stock Exchange.

                                                 Closing Prices
                                                 --------------
                                           High                  Low
                                       ------------          ------------
Year Ended
February 28, 1997
-----------------

First Quarter                            $34.25                $20.25
Second Quarter                            28.63                 24.50
Third Quarter                             29.75                 26.13
Fourth Quarter                            31.00                 21.75

Year Ended
February 29, 1996
-----------------

First Quarter                             25.13                 20.13
Second Quarter                            30.75                 23.63
Third Quarter                             29.63                 24.50
Fourth Quarter                            37.50                 25.50


               The number of holders of record of Common Stock as of May 28, 1997 was 281.

               The Company currently pays regular quarterly dividends to holders of its Common Stock. In the first quarter of fiscal 1996, a dividend of $.20 per share was paid. For the remainder of fiscal 1996, the Company declared and paid quarterly dividends of $.25 per share. For fiscal 1997, the Company declared quarterly dividends of $.30 per share, for an aggregate total of $5,354,816. The first quarter dividend of fiscal 1998 of $.30 per share was declared on April 25, 1997, payable on May 16, 1997 to stockholders of record on May 6, 1997.

               On March 22, 1995, the Board of Directors authorized the repurchase of up to 200,000 shares of Common Stock. In April 1995, the Company purchased 24,600 shares of Common Stock for an aggregate price of $509,238. An additional 300 shares were repurchased in November 1995 for an aggregate price of $7,634. In May 1996, the Company purchased 110,000 shares of Common Stock for an aggregate price of $2,768,009. On May 23, 1996, the Board of Directors increased the total number of shares that may be repurchased to 300,000 shares of Common Stock. In January 1997, the Company purchased 55,000 shares of Common Stock in the open market for an aggregate price of $1,325,815. In connection with the Merger Agreement entered into on March 18, 1997 with Snyder, the Company discontinued its repurchase program.

ITEM 6. SELECTED FINANCIAL DATA.

                              February 28,    February 29,    February 28,   February 28,    February 28,
                                 1997            1996            1995           1994            1993
                              ------------    ------------    ------------   ------------    ------------
Statement of Earnings Data:
---------------------------
Revenues                      $18,471,146     $18,886,844     $15,494,219     $12,634,919     $10,108,463

Operating income               10,465,167      11,746,310       9,678,107       7,251,566       5,389,435

Pre-tax income                 10,701,423      12,037,022       9,927,050       7,445,146       5,660,357

Net earnings                    6,748,423       7,609,022       6,176,050       4,574,146       3,512,357

Net earnings per
    Common Share                     1.51            1.68            1.36            1.00             .77

Weighted average shares
    outstanding                 4,462,421       4,542,397       4,557,445       4,556,881       4,556,881

Balance Sheet Data:
-------------------

Total assets                  $20,038,816     $22,510,072     $20,112,429     $15,534,142     $12,621,291

Long-term debt (including
    current maturities)         1,914,230       2,338,909       2,739,459              --              --

Stockholders' equity           16,999,293      19,217,300      16,370,365      12,908,546      11,924,643

Cash dividend per
    Common Share                     1.20             .95             .60             .79             .61


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

               At February 28, 1997, the Company had cash, cash equivalents and marketable securities of approximately $9.4 million and working capital of approximately $14.7 million. Cash, cash equivalents and marketable securities decreased by approximately $2 million during fiscal 1997 primarily due to net cash used in financing activities of $9.6 million and capital expenditures of $.3 million offset by $8.1 million of net cash provided by operations.

               The net cash used in financing activities of $9.6 million reflects the payment of dividends of $5.4 million, the acquisition of treasury stock of $4.1 million and the payment of long-term debt of $.6 million pursuant to the licensing agreement described below. Cash flows from financing activities of $.5 million resulted from the issuance of common stock in connection with the exercise of stock options.

               Historically, the Company has financed its cash flow requirements with funds generated from operations. Net cash flows from operating activities amounted to approximately $8.1 million and $6.6 million during fiscal 1997 and 1996, respectively. This increase in cash flows from operating activities is primarily attributable to a decrease in accounts receivable of $.4 million during fiscal 1997 as compared to an increase of $1.4 million during fiscal 1996. The changes in accounts receivable directly relate to the fluctuations in sales for the year.

               On March 22, 1995, the Board of Directors authorized the repurchase of up to 200,000 shares of the Company's Common Stock. In April 1995, the Company purchased 24,600 shares of its Common Stock for an aggregate price of $509,238. An additional 300 shares were repurchased in November 1995 for an aggregate price of $7,634.

               On May 23, 1996, the Board of Directors increased the number of shares that may be repurchased to 300,000 shares of Common Stock. In May 1996, the Company purchased 110,000 shares of its Common Stock for an aggregate price of $2,768,009. In January 1997, the Company purchased 55,000 shares of its Common Stock for an aggregate price of $1,325,815. In connection with the Merger Agreement entered into on March 18, 1997 with Snyder, the Company discontinued its repurchase program.

               Effective July 1, 1994, the Company entered into a licensing agreement with Metromail Corporation, pursuant to which it became obligated to pay a total of $4,200,000 in decreasing annual installments through July 2003. See Note E to the Consolidated Financial Statements.

               On June 22, 1995, the Company consummated an agreement (the "GeoDemX Agreement") pursuant to which it acquired, through GeoDemX, the assets of a business engaged in the sale of geodemographic computer software -- an emerging category of software designed by combining computerized maps with electronic demographic data --for use in the generation of sales leads. Pursuant to the GeoDemX Agreement, the Company advanced GeoDemX $750,000 to fund its working capital requirements and other operating expenses. Although it is the Company's present position that the GeoDemX technology is a viable product and can be marketed successfully, the Company cannot assure that it will continue funding future operations of the GeoDemX business. The Company is actively pursuing a purchaser of GeoDemX. Accordingly, an adjustment to expense the unamortized portion of goodwill as of February 28, 1997 of approximately $100,000 was recorded to reflect the possible discontinuance of the operations of the GeoDemX business. Management believes that the remaining net assets of approximately $133,000 are fully recoverable.

               Pursuant to the GeoDemX Agreement, additional consideration, if any, for the acquisition of the GeoDemX business will involve the issuance by the Company of shares of its

Common Stock having a market value equal to between 40% and 50% of the Pre-Tax Earnings (as defined in the GeoDemX Agreement), if any, of the GeoDemX business during the fiscal years ending February 28 or 29, 1996, 1997, 1998 and 1999. Any payment required during the second year will be reduced in the event the GeoDemX operations generate a Pre-Tax Loss (as defined in the GeoDemX Agreement) during the first year. The GeoDemX Agreement grants the sellers the option to receive a portion of any payments earned in cash. No payment was required for the fiscal year ended February 28, 1997.

               The Company believes that available cash, together with revenues generated from operations, will be sufficient to fund the Company's continuing operations and the payment of dividends on a short and long term basis. The Company may also from time to time consider the acquisition of complementary businesses, products or technologies which may require it to obtain additional financing. The Company has no present understandings, commitments or agreements, nor is it engaged in any discussions or negotiations, with respect to any such transactions. In addition, certain of such transactions would be subject to the prior approval of Snyder until consummation or termination of the Merger Agreement.

               See Note A-11 to the Consolidated Financial Statements for disclosure of the impact of the issuance of Statement of Financial Accounting Standards No. 128, Earnings Per Share.

RESULTS OF OPERATIONS

               Revenues from list sales are recognized upon the shipment of lists to customers on computerized labels, magnetic tape, cartridges or diskettes, or the electronic transfer of the list. For fiscal 1997, high school student lists and college student lists accounted for approximately 60% and 26%, respectively, of the Company's revenues. Revenues from the sale of software are recognized upon installation and acceptance by the customer. The GeoDemX operations accounted for approximately 3% of fiscal 1997 revenues.

               Costs of operations consists of all costs relating to list production and maintenance, such as salaries, depreciation and supplies, and the cost of data acquisition, which includes the amortization of list costs and royalties due third parties for the sale of certain lists.

               Selling, general and administration expenses consist primarily of officer, sales and administrative salaries, employee benefits, rent and professional fees.

PENDING MERGER

               On March 18, 1997, the Company entered into the Merger Agreement with Snyder and Sub. Pursuant to the Merger Agreement, Sub will merge with and into the Company and the Company will survive as a wholly-owned subsidiary of Snyder (the "Merger").

               In the Merger, each share of Common Stock outstanding immediately prior to the Merger will be converted into and represent the right to receive that number of shares of common stock, par value $.001 per share, of Snyder ("Snyder Common Stock") equal to the exchange ratio (the "Exchange Ratio") determined in the following manner: (i) if the Average Final Closing Price (as defined below) of the Snyder Common Stock equals or exceeds $32.00, the Exchange Ratio will be 1.00; (ii) if the Average Final Closing Price equals or exceeds $28.00 but is less than $32.00, the Exchange Ratio will equal the quotient of $32.00 divided by the Average Final Closing Price; (iii) if the Average Final Closing Price equals or exceeds $26.00 but is less than $28.00, the Exchange Ratio will be 1.14; and (iv) if the Average Final Closing Price is less than $26.00, the Exchange Ratio will equal the quotient (rounded to four decimal places) of $29.71 divided by the Average Final Closing Price. Snyder has the right to terminate the Merger Agreement if the Average Final Closing Price is less than $24.00. American List has the right to terminate the Merger Agreement if the Average Final Closing Price is less than $20.00.

               "Average Final Closing Price" means the average of the closing prices (or, if the Snyder Common Stock does not trade on any Trading Day, the average of the high bid and low asked prices therefor on such day), regular way, per share of Snyder Common Stock, as reported on the New York Stock Exchange ("NYSE") Composite Tape during the twenty consecutive Trading Days ending on (and including) the third Trading Day prior to the Merger. "Trading Day" means a day on which the NYSE is open for trading.

               The Merger is subject to the affirmative majority vote of the stockholders of the Company and to customary regulatory approval. The transaction is intended to be accounted for under the pooling-of-interests method of accounting. Management expects that the proposed Merger will have a material effect on the Company's results of operations and liquidity and capital resources. These include, but are not limited to, the effect of the transaction costs and other related costs of combining Snyder and the Company.

FISCAL YEAR ENDED FEBRUARY 28, 1997
COMPARED TO FISCAL YEAR ENDED FEBRUARY 29, 1996

               Revenues decreased by approximately $416,000 (2%) to $18.5 million for fiscal 1997 as compared to fiscal 1996. For the three months ended February 28, 1997, revenues decreased by approximately $634,000 (11%) to $5.0 million from the comparable period in fiscal 1996. Revenues were below prior year comparative results for both fiscal 1997 and the fourth quarter of fiscal 1997 due primarily to a decrease in sales to the credit card industry, the scholarship industry and a decline in new sales to major customers. According to industry sources, credit card default rates rose in 1996, and as a result, certain credit card issuers (which include customers of American List) tightened credit requirements which resulted in lower mail quantities or, in some cases, the postponement of an entire mailing program.

               Cost of operations increased by approximately $163,000 (6%) for fiscal 1997 as compared to fiscal 1996 primarily due to purchases of additional data processing equipment, and increased software costs and royalties due to third parties on certain list rentals. As a percentage of sales, costs of operations increased to 16.6% during fiscal 1997 as compared to 15.4% during fiscal 1996 as a result of the lower sales volume in fiscal 1997.

               Selling, general and administrative expenses increased by approximately $702,000 (17%) for fiscal 1997 as compared to fiscal 1996 primarily due to expenses associated with the opening of a branch sales office, professional fees, personnel expenses and the write-off of goodwill associated with GeoDemX. Professional fees were up over $300,000 from the prior year due to legal and accounting fees associated with the pending merger with Snyder, lobbying costs relating to proposed privacy legislation and personnel matters. This increase in costs were partially offset by the modification of the President's employment agreement lowering his fiscal 1997 salary by $200,000. As a percentage of sales, such expenses increased during fiscal 1997 to 26.7% as compared to 22.4% during fiscal 1996.

               The lobbying costs were incurred in connection with legislation that was recently introduced in the United States Senate and various state legislatures, which would require, among other things, parental consent for the sale or rental of lists of children. The Company incurred lobbying costs of approximately $92,000 during fiscal 1997 and expects these costs to increase in the future. For a discussion of the proposed legislation, see Item 1 of this Report on Form 10-K.

               Investment income decreased approximately $86,000 (18%) to $390,611 for the fiscal year ended February 28, 1997 from the comparable 1996 period primarily due to a decrease in the amount of funds available for investment and a decrease in interest rates.

               Interest expense for the year ended February 28, 1997 decreased by approximately $31,000 (17%) to $154,355 from the comparable 1996 period primarily due to a reduction in debt associated with normal loan repayments.

               There was no material change in the effective tax rate for fiscal 1997, which increased to 36.9% for such year, as compared to 36.8% for fiscal 1996.

FISCAL YEAR ENDED FEBRUARY 29, 1996
COMPARED TO FISCAL YEAR ENDED FEBRUARY 28, 1995

               Revenues increased by approximately $3.4 million (22%) for the fiscal year ended February 29, 1996 from the fiscal year ended February 28, 1995. The increase in revenues is primarily attributable to increased sales to existing and new customers, price increases which took effect in September 1994 and April 1995 and revenues generated by GeoDemX.

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

               Interest expense increased by approximately $56,000 (43%) for fiscal 1996 as compared to fiscal 1995 as a result of the debt associated with a license agreement entered into in July 1994. See Note E to the Consolidated Financial Statements.

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

               Cost of operations increased by approximately $209,000 (10%) for fiscal 1995 as compared to fiscal 1994 primarily due to the amortization of deferred license costs. See Note E to the Consolidated Financial Statements. As a percentage of sales, cost of operations decreased from 16% during fiscal 1994 to 14% during fiscal 1995 due to increased sales volume in excess of the growth in cost of operations.

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

               Investment income increased by approximately $184,000 (95%) for fiscal 1995 from fiscal 1994 primarily due to an increase in interest rates and to a lesser extent the adoption of Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" which requires the Company to record any unrelated gains and losses from securities available for sale as a component of stockholders' equity. In contrast, during fiscal 1994, the Company recorded an unrealized loss as a reduction of investment income.

               Interest expense of approximately $129,000 for fiscal 1995 resulted from a license agreement entered into in July 1994. See Note E to the Consolidated Financial Statements.

               The effective tax rate decreased to 37.8% for fiscal 1995 as compared to 38.6% for fiscal 1994 as a result of an increase of tax-free municipal bond interest earned in fiscal 1995.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

               This information appears in a separate section of this Report following Part III.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS IN ACCOUNTING AND FINANCIAL DISCLOSURE.

               Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

               The following sets forth the names and ages of the six directors and executive officers of the Company, their respective principal occupations or employments during the past five years and the period during which each has served as a director and/or executive officer of the Company.

               MARTIN LERNER (64) has been Chairman of the Board of Directors, President and Treasurer of the Company since 1965. Mr. Lerner also serves on the Board of Directors of the National Center for Missing and Exploited Children.

               J. MORTON DAVIS (68) has been Chairman of D.H. Blair Investment Banking Corp., a member of the New York Stock Exchange, or its predecessor entity for more than the last five years. He has been a Director of the Company since 1983.

               KENTON WOOD (50) has been Chairman or President of D.H. Blair & Co., Inc., a member of the New York Stock Exchange for more than the last five years. He has been a Director of the Company since 1991.

               BEN ERMINI (61) has been Director of Case Management or Director of the Missing Children's Division of the National Center for Missing and Exploited Children for more than the last five years. He has been a Director of the Company since 1992.

               PHILIP LUBITZ (64) has been President of the Dover Group, an employee benefits consulting firm, for more than the last five years. He has been a Director of the Company since 1992.

               DONALD DAMORE (38) has been Vice President of Finance of the Company since March 1996. Prior to this, he served as Controller since joining the Company in 1990.

               SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

               Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers, directors and persons who beneficially own more than 10% of a registered class of the Company's equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Such executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms filed by such reporting persons.

               Based solely on the Company's review of such forms furnished to the Company and written representations from certain reporting persons, the Company believes that all filing requirements applicable to the Company's executive officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION.

               The following summary compensation table sets forth the aggregate compensation paid or accrued by the Company to the Chief Executive Officer and to executive officers whose annual compensation exceeded $100,000 for the fiscal year ended February 28, 1997 (collectively, the "named executive officers") for services during the fiscal years ended February 28 or 29, 1997, 1996 and 1995:

                              SUMMARY COMPENSATION TABLE

--------------------------------------------------------------------------------------------------
                                                          LONG TERM
                            ANNUAL COMPENSATION          COMPENSATION
                            -----------------------------------------
     Name and                                                                    All Other
Principal Position      Year     Salary        Bonus         Options (#)         Compensation (1)
--------------------------------------------------------------------------------------------------
Martin Lerner           1997    $224,076     $525,924             --               $24,386
    President and
    Chief Executive     1996     218,187      731,813             --                24,372
    Officer
                        1995     212,881      737,119          50,000               24,250
--------------------------------------------------------------------------------------------------
Donald Damore           1997     104,250       11,000           4,000               17,909
    Vice President
    of Finance          1996          --           --              --                   --

                        1995          --           --              --                   --
--------------------------------------------------------------------------------------------------


(1) Includes amounts paid pursuant to pension and profit sharing plans. The pension plan contributions by the Company are credited to the account of each employee and are based upon a percentage of salary. Contributions for the profit sharing plan are determined each year by the Board of Directors and are allocated proportionately by salaries to each employee's account.

                           OPTION GRANTS IN LAST FISCAL YEAR

               The following table sets forth certain information with respect to individual grants of stock options made during the fiscal year ended February 28, 1997 to each of the named executive officers:

-------------------------------------------------------------------------------------------------------------
                                                                                Potential Realizable Value At
                                                                                   Assumed Annual Rates Of
                                                                                  Stock Price Appreciation
                                        Individual Grants                             For Option Term(1)
-------------------------------------------------------------------------------------------------------------
                  Number of         % of
                 Securities      Total Options
                 Underlying        Granted to          Exercise
                   Options         Employees            or Base        Expiration
     Name        Granted (#)     in Fiscal Year       Price ($/Sh)        Date          5%($)        10%($)
-------------------------------------------------------------------------------------------------------------
Martin Lerner        --               --                   --              --            --           --
-------------------------------------------------------------------------------------------------------------
Donald Damore      4,000              57%                $26.88         10/16/06       $5,360       $10,760
-------------------------------------------------------------------------------------------------------------

(1) Amounts for the named executive officers shown under the "Potential Realizable Value" columns above have been calculated by multiplying the exercise price by the annual appreciation rate shown (compounded for the term of the options), subtracting the exercise price per share and multiplying the gain per share by the number of shares covered by the options.


                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                            AND FY-END OPTION VALUES

               The following table sets forth certain information with respect to the number and value of unexercised options held by the named executive officers as of February 28, 1997:

-------------------------------------------------------------------------------------------------------
                                                      Number of Securities
                                                           Underlying          Value of Unexercised
                                                       Unexercised Options    In-the-Money Options at
                                                         at FY-End (#)             FY-End ($)
                   Shares Acquired       Value            Exercisable/            Exercisable/
       Name        on Exercise (#)    Realized ($)       Unexercisable           Unexercisable
-------------------------------------------------------------------------------------------------------
 Martin Lerner           --              --              50,000/0             $625,000/$ --
-------------------------------------------------------------------------------------------------------
 Donald Damore          2,950            --              14,950/0                  --
-------------------------------------------------------------------------------------------------------

                 EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT
                       AND CHANGE-IN-CONTROL ARRANGEMENTS

               On August 15, 1983, Martin Lerner entered into an employment agreement (the "Lerner Agreement") with the Company to serve as President of the Company for a base annual salary of $218,187 (as adjusted for changes in the Cost of Living Index) plus, for each fiscal year during which the Company has pre-tax net income of at least $1,943,082 (adjusted, commencing in fiscal 1987, for changes in the Cost of Living Index), an incentive bonus equal to 5% of the pre-tax net income of the Company, 7 1/2% of the next $200,000 of pre-tax net income and 10% of any pre-tax net income in excess thereof (in each case subject to the cost of living adjustment referred to above). In addition, commencing August 15, 1986, the Lerner Agreement provides for an annual cost of living increase, based on the increase in the Cost of Living Index as of July of each employment year over the Cost of Living Index for the month of July, 1985. The initial term of the Lerner Agreement was for eight years expiring on August 14, 1991. The Lerner Agreement is currently subject to automatic renewal from year to year unless either the Company or Mr. Lerner gives six months written notice of termination which shall become effective as of August 15 in any year. In addition, the Lerner Agreement contains confidentialIty provisions and post-termination non-competition provisions.

               On April 10, 1995, the Lerner Agreement was amended to provide that the maximum amount payable to Mr. Lerner for any employment year would be $950,000. In addition, Mr. Lerner was granted 10-year options to purchase 50,000 shares of Common Stock at an exercise price of $21.00 per share.

               On September 25, 1996, Mr. Lerner entered into a Waiver Agreement with the Company, whereby Mr. Lerner agreed that for the fiscal year ended February 28, 1997, his aggregate compensation would not exceed $750,000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

               Set forth below is information concerning stock ownership of all persons known by the Company to own beneficially 5% or more of Common Stock, each executive officer named under "Executive Compensation," each director and all directors and executive officers of the Company as a group, based upon the number of outstanding shares of Common Stock as of May 28, 1997. For the purposes of this Report on Form 10-K, beneficial ownership is defined in accordance with the rules of the Securities and Exchange Commission and generally means the power to vote or to dispose of the securities regardless of any economic interest therein.

----------------------------------------------------------------------------------------------
                                               Shares of Common Stock
Name of Beneficial Owner                         Beneficially Owned     Percent of Class (1)
----------------------------------------------------------------------------------------------
D.H. Blair Investment Banking Corp.                  711,021(2)              16.12%
44 Wall Street
New York, NY  10005
----------------------------------------------------------------------------------------------
Martin Lerner                                        227,089(3)               5.09
330 Old Country Road
Mineola, NY  11501
----------------------------------------------------------------------------------------------
J. Morton Davis                                      711,021(2)              16.12
44 Wall Street
New York, NY  10005
----------------------------------------------------------------------------------------------
Donald Damore                                         14,950(4)                  *
----------------------------------------------------------------------------------------------
Philip Lubitz                                            610                     *
----------------------------------------------------------------------------------------------
Ben Ermini                                                 *                     *
----------------------------------------------------------------------------------------------
Kenton Wood                                                *                     *
----------------------------------------------------------------------------------------------
Fidelity Investment                                  435,180                  9.86
82 Devonshire Street
Boston, MA  02109
----------------------------------------------------------------------------------------------
Massachusetts Financial Services Company             287,470                  6.52
500 Boylston Street
Boston, MA  02116
----------------------------------------------------------------------------------------------
Dimensional Fund Advisors, Inc.                      238,840                  5.41
1299 Ocean Avenue
Santa Monica, CA  90401
----------------------------------------------------------------------------------------------
All directors and executive officers as a            953,670                 21.30
group (six persons)(3)(4)
----------------------------------------------------------------------------------------------

-------------------
*     Less than 1%

(1) Based upon 4,412,008 shares of the Company's Common Stock outstanding. Except as otherwise set forth below, the named owner has the sole voting power and investment power of the shares set forth.

(2) Consists of shares of the Company's Common Stock owned by D. H. Blair Investment Banking Corp. of which J. Morton Davis, a director of the Company, is Chairman, Chief Executive Officer and sole shareholder.

(3) Includes 3,564 shares of the Company's Common Stock held by his wife, as to which Mr. Lerner disclaims beneficial interest, and immediately exercisable options to purchase 50,000 shares of the Company's Common Stock.

(4) Consists of immediately exercisable options to purchase 14,950 shares of the Company's Common Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

               The Company has no knowledge of any transaction or series of transactions or any currently proposed transactions, or series of transactions, to which the Company was or is to be party, in which the amount involved exceeds $60,000 involving management, or any person owning 5% or more of the Common Stock, or any member of the immediate family of any of the foregoing persons.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)     Exhibits and Financial Statement Schedules
        ------------------------------------------

        2.1 Agreement and Plan of Merger among American List Corporation, Snyder Communications, Inc. and Snyder Z Acquisition, Inc., dated as of March 18, 1997 (1)

        3.1    Articles of Incorporation, as amended August 31, 1983 (2)

        3.la Certificate of Amendment to Articles of Incorporation filed September 19, 1983 (3)

        3.lb Certificate of Amendment to Articles of Incorporation filed September 9, 1987 (4)

        3.2    By-laws as amended to date (2)

        10.1   Profit-sharing Plan (2)

        10.2   Pension Plan (2)

        10.3   Lease Agreement (5)

        10.4   Stock Option Plan (6)

        10.5 Employment Agreement, as amended, between the Registrant and Martin Lerner (7)

------------------------
(1) Incorporated by reference to exhibits filed with the Registrant's Report on Form 8-K dated March 31, 1997.

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

        10.6 Agreement of Sale and Purchase of Assets between the Registrant and GeoDemX Corporation (8)

        10.7   Database License Agreement dated July 1, 1994 (9)

        21     Subsidiaries of the Registrant (10)

        27     Financial Data Schedule

(b)     Reports on Form 8-K
        -------------------

        On March 31, 1997, the Company filed a Current Report on Form 8-K related to the Merger with Snyder Communications, Inc.



--------------------------------------------------------------------------------
(7) Incorporated by reference to the Annual Report on Form 10-KSB for the year ended February 28, 1995.

(8) Incorporated by reference to the Quarterly Report on Form 10-Q for the three months ended May 31, 1995.

(9) Incorporated by reference to the Quarterly Report on Form 10-Q for the three months ended November 30, 1996.

(10) Incorporated by reference to the Quarterly Report on Form 10-Q for the three months ended August 31, 1995.

                                   SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    AMERICAN LIST CORPORATION

Date:  May 29, 1997

                                    By:  /s/ Martin Lerner
                                    -------------------------------------------
                                    Martin Lerner - Chairman of the
                                    Board of Directors, President and Treasurer

               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Martin Lerner                                May 29, 1997
--------------------------------------------
Martin Lerner - Chairman of the
Board of Directors, President and
Treasurer (Principal Executive and
Financial Officer)


/s/ Donald Damore                                May 29, 1997
--------------------------------------------
Donald Damore - Vice President of Finance
(Principal Accounting Officer)


/s/ J. Morton Davis                              May 29, 1997
--------------------------------------------
J. Morton Davis - Director


/s/ Kenton Wood                                  May 29, 1997
--------------------------------------------
Kenton Wood - Director


/s/ Ben Ermini                                   May 29, 1997
--------------------------------------------
Ben Ermini - Director


/s/ Philip Lubitz                                May 29, 1997
--------------------------------------------
Philip Lubitz - Director

                            American List Corporation

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                        Page
                                                                        ----

Report of Independent Certified Public Accountants                      F-2

Consolidated Balance Sheets
   February 28, 1997 and February 29, 1996                              F-3

Consolidated Statements of Earnings
   Year Ended February 28, 1997,
      February 29, 1996 and February 28, 1995                           F-5

Consolidated Statement of Stockholders' Equity
   Year Ended February 28, 1997,
      February 29, 1996 and February 28, 1995                           F-6

Consolidated Statements of Cash Flows
   Year Ended February 28, 1997,
      February 29, 1996 and February 28, 1995                           F-7

Notes to Consolidated Financial Statements                              F-9

Report of Independent Certified Public Accountants
   on Financial Statement Schedule                                      F-22

Schedule II - Valuation and Qualifying Accounts                         F-23

                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
    AMERICAN LIST CORPORATION

We have audited the accompanying consolidated balance sheets of American List Corporation and Subsidiaries as of February 28, 1997 and February 29, 1996, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended February 28, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American List Corporation and Subsidiaries as of February 28, 1997 and February 29, 1996, and the consolidated results of their operations and their consolidated cash flows for each of the years in the three-year period ended February 28, 1997 in conformity with generally accepted accounting principles.


GRANT THORNTON LLP

Melville, New York
April 11, 1997

                   American List Corporation and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                                                     February 28,         February 29,
                             ASSETS                                     1997                1996
                                                                     ------------         ------------
CURRENT ASSETS
   Cash and cash equivalents                                          $ 3,101,520         $ 3,611,609
   Marketable securities                                                6,297,412           7,775,051
   Trade accounts receivable, net of allowance
      for doubtful accounts of $80,000 and
      $50,000, respectively                                             5,469,023           5,781,175
   Unamortized costs of lists                                             856,943             869,899
   Prepaid income taxes                                                   407,894             192,152
   Prepaid expenses and other                                              59,187             127,380
                                                                      -----------         -----------

        Total current assets                                           16,191,979          18,357,266

PROPERTY AND EQUIPMENT - AT COST
   Furniture and fixtures                                                 362,753             294,783
   Computer equipment                                                   1,137,021           1,000,824
   Leasehold improvements                                                  86,979              10,959
                                                                      -----------         -----------

                                                                        1,586,753           1,306,566
   Less accumulated depreciation                                        1,075,079             845,121
                                                                      -----------         -----------

                                                                          511,674             461,445

DEFERRED LICENSE COST, net of accumulated
   amortization of $884,000 and $549,000, respectively                  2,455,782           2,790,369

UNAMORTIZED COSTS OF LISTS                                                522,186             494,200

OTHER ASSETS                                                              357,195             406,792
                                                                      -----------         -----------

                                                                      $20,038,816         $22,510,072
                                                                      ===========         ===========


The accompanying notes are an integral part of these statements.

                   American List Corporation and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                                                      February 28,        February 29,
              LIABILITIES AND STOCKHOLDERS' EQUITY                        1997                1996
                                                                      -----------         -----------
CURRENT LIABILITIES
   Current portion of long-term debt                                 $    374,113        $    445,645
   Accounts payable                                                       354,921             240,973
   Accrued pension and profit-sharing contributions                       227,517             202,773
   Accrued salaries                                                       196,562             270,564
   Accrued expenses                                                       346,293             239,553
                                                                     ------------        ------------

        Total current liabilities                                       1,499,406           1,399,508

LONG-TERM DEBT                                                          1,540,117           1,893,264

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock, par value $.01 per share;
      authorized 20,000,000 shares; issued
      4,466,678 and 4,541,403 shares, respectively                         44,667              45,414
   Additional paid-in capital                                           4,174,899           6,459,011
   Unrealized gain on marketable securities                                 3,747               4,687
   Retained earnings                                                   14,101,795          12,708,188
                                                                      -----------         -----------

                                                                       18,325,108          19,217,300

   Less treasury stock at cost - 55,000 shares                         (1,325,815)             -
                                                                      -----------         -----------

                                                                       16,999,293          19,217,300
                                                                      -----------         -----------

                                                                      $20,038,816         $22,510,072
                                                                      ===========         ===========


The accompanying notes are an integral part of these statements.

                   American List Corporation and Subsidiaries

                       CONSOLIDATED STATEMENTS OF EARNINGS

                                   Year ended

                                                      February 28,     February 29,     February 28,
                                                          1997             1996             1995
                                                      -----------      -----------      ------------
Revenues                                              $18,471,146      $18,886,844      $15,494,219

Costs and expenses
   Cost of operations                                   3,065,750        2,902,328        2,200,784
   Selling, general and administrative expenses         4,940,229        4,238,206        3,615,328
                                                      -----------      -----------      -----------

                                                        8,005,979        7,140,534        5,816,112
                                                      -----------      -----------      -----------

        Operating income                               10,465,167       11,746,310        9,678,107

Other income (expense)
   Investment income                                      390,611          476,142          378,430
   Interest expense                                      (154,355)        (185,430)        (129,487)
                                                      -----------      -----------      -----------

        Earnings before provision for
         income taxes                                  10,701,423       12,037,022        9,927,050

Provision for income taxes                              3,953,000        4,428,000        3,751,000
                                                      -----------      -----------      -----------

        NET EARNINGS                                  $ 6,748,423      $ 7,609,022      $ 6,176,050
                                                      ===========      ===========      ===========

Net earnings per common share                               $1.51            $1.68            $1.36
                                                            =====            =====            =====

Weighted average shares outstanding                     4,462,421        4,542,397        4,557,445
                                                      ===========      ===========      ===========


The accompanying notes are an integral part of these statements.

                   American List Corporation and Subsidiaries

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

     Years ended February 28, 1997, February 29, 1996 and February 28, 1995

                                                                               Unrealized
                                                                 Additional    gain (loss)
                                                                   paid-in    on marketable    Retained      Treasury
                                         Shares       Amount       capital     securities      earnings        stock       Total
                                       ---------     --------    ----------   -------------  ------------    ---------  -----------
Balance at March 1, 1994               4,142,556     $41,426                                $12,867,120                 $12,908,546

Issuance of common stock in
  connection with
  10% stock dividend                     414,157       4,141     $6,881,219                  (6,885,360)

Issuance of common stock in
  connection with
  exercise of stock options                3,300          33         32,092                                                  32,125

Unrealized loss on marketable
  securities                                                                    $(11,833)                                   (11,833)

Net earnings                                                                                  6,176,050                   6,176,050

Cash dividends declared on common
stock - $.60 per share                                                                       (2,734,523)                 (2,734,523)
                                       ---------      -------    ----------     ---------   -----------                ------------
Balance at February 28, 1995           4,560,013       45,600     6,913,311      (11,833)     9,423,287                  16,370,365

Issuance of common stock in
  connection with
  exercise of stock options                6,290           63        62,323                                                  62,386

Purchase and retirement of treasury
  stock                                  (24,900)        (249)     (516,623)                                               (516,872)

Unrealized gain on marketable
  securities                                                                      16,520                                     16,520

Net earnings                                                                                  7,609,022                   7,609,022

Cash dividends declared on common
stock - $.95 per share                                                                       (4,324,121)                 (4,324,121)
                                       ---------      -------    ----------     ---------   -----------                ------------
Balance at February 29, 1996           4,541,403       45,414     6,459,011         4,687    12,708,188                  19,217,300

Issuance of common stock in
  connection with
  exercise of stock options               35,275          353       482,797                                                 483,150

Purchase and retirement of treasury
  stock                                 (110,000)      (1,100)   (2,766,909)                                             (2,768,009)

Purchase of common stock for
  treasury                                                                                                $(1,325,815)   (1,325,815)

Unrealized loss on marketable
  securities                                                                       (940)                                       (940)

Net earnings                                                                                  6,748,423                   6,748,423

Cash dividends declared on common
  stock - $1.20 per share                                                                    (5,354,816)                 (5,354,816)
                                       ---------      -------    ----------     ---------   -----------   ------------  -----------
BALANCE AT FEBRUARY 28, 1997           4,466,678      $44,667    $4,174,899     $   3,747   $14,101,795   $(1,325,815)  $16,999,293
                                       =========      =======    ==========     =========   ===========   ============  ===========


The accompanying notes are an integral part of this statement.

                   American List Corporation and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   Year ended

                                                          February 28,     February 29,     February 28,
                                                             1997             1996             1995
                                                          -----------      -----------      -----------
Cash flows from operating activities
   Net earnings                                           $6,748,423      $ 7,609,022      $ 6,176,050
   Adjustments to reconcile net earnings to net cash
      provided by operating activities
        Depreciation and amortization                        693,997          510,102          302,244
        Provision for losses on accounts receivable          (73,691)         (17,734)         (22,955)
        Amortization of bond premium                         200,299          220,937          256,992
        Gain on sale of investments                                           (12,745)
        Changes in operating assets and liabilities,
          net of acquisition in fiscal 1996
            Accounts receivable                              385,843       (1,355,854)      (1,431,636)
            Unamortized costs of lists                       (15,030)         223,972          195,837
            Prepaid income taxes                            (215,742)        (192,152)
            Prepaid expenses and other                        68,193          (84,338)          28,436
            Other assets                                     (79,855)        (116,489)         (52,219)
            Accounts payable                                 113,948          (64,168)         (34,764)
            Accrued pension and profit-sharing
               contributions                                  24,744           10,724            5,536
            Accrued salaries                                 (74,002)        (118,996)        (176,973)
            Accrued expenses                                 282,061          183,454          156,980
            Income taxes payable                                             (170,337)        (745,259)
                                                           ---------        ---------        ---------

         Net cash provided by operating
            activities                                     8,059,188        6,625,398        4,658,269
                                                           ---------        ---------        ---------


The accompanying notes are an integral part of these statements.

                   American List Corporation and Subsidiaries

                                   Year ended

                                                          February 28,     February 29,     February 28,
                                                             1997             1996             1995
                                                          -----------      -----------      -----------
Cash flows from investing activities
   Capital expenditures                                $   (280,187)    $   (156,969)    $     (71,176)
   Sale (purchase) of marketable securities               1,276,400         (680,756)       (1,959,812)
   Acquisition of subsidiary, net of cash acquired                           (69,534)
   Proceeds from sale of marketable securities                                75,443
   Deferred license costs                                                                     (600,000)
                                                         ----------       ----------        ----------

        Net cash provided by (used in)
          investing activities                              996,213         (831,816)       (2,630,988)
                                                         ----------       ----------        ----------

Cash flows from financing activities
   Proceeds from issuance of common stock                   483,150           62,386            32,125
   Cash dividends paid                                   (5,354,816)      (4,324,121)       (3,563,034)
   Acquisition of common stock                           (4,093,824)        (516,872)
   Payment of long-term debt                               (600,000)        (600,000)
                                                         ----------       ----------        ----------

        Net cash used in financing activities            (9,565,490)      (5,378,607)       (3,530,909)
                                                         ----------       ----------        ----------

        NET (DECREASE) INCREASE IN CASH
          AND CASH EQUIVALENTS                             (510,089)         414,975        (1,503,628)

Cash and cash equivalents at beginning of year            3,611,609        3,196,634         4,700,262
                                                         ----------       ----------        ----------

Cash and cash equivalents at end of year                 $3,101,520       $3,611,609        $3,196,634
                                                         ==========       ==========        ==========


The accompanying notes are an integral part of these statements.

                   American List Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           February 28, 1997, February 29, 1996 and February 28, 1995


NOTE A - DESCRIPTION OF BUSINESS AND SUMMARY OF
               ACCOUNTING POLICIES

    American List Corporation ("ALC"), through its wholly-owned subsidiary, American Student List Company, Inc. ("ASL"), primarily develops, maintains and markets databases of high school, college and pre-school through junior high school students in the United States. ASL rents lists to its customers derived from its database for use primarily in direct mail and marketing programs. ASL's customers consist mainly of list brokers and advertising agencies, financial institutions, retailers and educational institutions. These customers are located primarily in the United States. ALC's wholly-owned subsidiary, GeoDemX Corporation ("GeoDemX"), is engaged in the sale of software that incorporates computerized mapping and electronic demographic data for the generation of sales leads.

    A summary of the significant accounting policies applied on a consistent basis in the preparation of the accompanying consolidated financial statements follows:

    1.  Principles Applied in Consolidation

        The consolidated financial statements include the accounts of American List Corporation and its wholly-owned subsidiaries, American Student List Company, Inc. and GeoDemX Corporation, (the "Company"). All significant intercompany balances and transactions have been eliminated.

    2.  Depreciation and Amortization

        Depreciation and amortization of property and equipment are provided primarily on the straight-line basis over the estimated useful lives of the respective assets, generally ranging from three to seven years.

    3.  Revenue Recognition

        Revenues from the sale of lists are recognized upon the shipment to customers of lists on computerized labels, magnetic tape or computer diskettes for a one-time usage. Additional billings are made by the Company for additional usage by the customers. Revenues from the sale of software use are recognized upon installation by the Company and acceptance from customers. Historically, actual sales returns and allowances have not been material.

                   American List Corporation and Subsidiaries

           February 28, 1997, February 29, 1996 and February 28, 1995

NOTE A - DESCRIPTION OF BUSINESS AND SUMMARY OF
           ACCOUNTING POLICIES (CONTINUED)

    4.  Costs of Lists

        Costs of purchased lists are amortized on a straight-line basis over their estimated useful lives, generally one to five years. The Company determines the useful lives of its lists based upon the estimated period of time such lists are marketable. The portion of the list amortized within one year from the balance sheet date is classified as a current asset. The Company periodically reviews the marketability of its lists and, accordingly, the respective estimated useful lives. Such reviews, to date, have not resulted in revised estimates of useful lives of the lists.

    5.  Earnings per Share

        Earnings per share are based upon the weighted average number of shares of common stock outstanding during the year. Common stock equivalents are not included in the computation as they are not materially dilutive.

    6.  Income Taxes

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

    7.  Marketable Securities

        The Company's investments are classified into three categories. Those securities classified as "trading" or "available-for-sale" are reported at market value. Debt securities are classified as "held to maturity" which are reported at amortized cost. Cost is determined using the specific identification method. Unrealized gains and losses from securities "available-for-sale" are reported as a separate component of stockholders' equity, net of related tax effects.

                   American List Corporation and Subsidiaries

           February 28, 1997, February 29, 1996 and February 28, 1995

NOTE A - DESCRIPTION OF BUSINESS AND SUMMARY OF
           ACCOUNTING POLICIES (CONTINUED)

    8.  Statement of Cash Flows

        The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company paid income taxes for the years ended February 28, 1997, February 29, 1996 and February 28, 1995 of $4,211,395, $4,832,044, and
        $4,553,686, respectively. During fiscal 1995, the Company had noncash investing and financing activities in connection with the acquisition of a licensing agreement of approximately $3,339,000.

    9.  Financial Instruments and Credit Risk

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

   10.  Use of Estimates

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

   11.  New Accounting Standards Not Yet Adopted

        In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which is effective for financial statements for both interim and annual periods ending after December 15, 1997. Early

                   American List Corporation and Subsidiaries

           February 28, 1997, February 29, 1996 and February 28, 1995

NOTE A - DESCRIPTION OF BUSINESS AND SUMMARY OF
           ACCOUNTING POLICIES (CONTINUED)

        adoption of the new standard is not permitted. The standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. The adoption of this new standard is not expected to have a material impact on the disclosure of earnings per share in the consolidated financial statements.

        The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 129 ("SFAS No. 129"), "Disclosure of Information About Capital Structure." The Company does not anticipate that SFAS No. 129 will have a material impact on the consolidated financial statements.

NOTE B - MARKETABLE SECURITIES

    The amortized cost, unrealized gains and losses, and market values of the Company's held-to-maturity and available-for-sale securities are summarized as follows:

                                                            Gross           Gross
                                            Amortized    unrealized      unrealized        Market
                                              cost          gains          losses           value
                                           ----------    ----------      ----------      ----------
       February 28, 1997
         Held to maturity, maturing in
         less
           than one year
             State and municipal bonds     $5,571,856      $4,493          $ (5,945)     $5,570,404
             Certificates of deposit          188,656                          (547)        188,109
                                           ----------      ------          --------      ----------

                                           $5,760,512      $4,493          $ (6,492)     $5,758,513
                                           ==========      ======          ========      ==========

         Available for sale
           Equity securities               $  104,452      $1,192          $(23,739)     $   81,905
           Government income
           securities                         498,162                       (43,167)        454,995
                                           ----------      ------          --------      ----------

                                           $  602,614      $1,192          $(66,906)     $  536,900
                                           ==========      ======          ========      ==========

                   American List Corporation and Subsidiaries

           February 28, 1997, February 29, 1996 and February 28, 1995

NOTE B - MARKETABLE SECURITIES (CONTINUED)

                                                             Gross          Gross
                                            Amortized     unrealized      unrealized       Market
                                              cost           gains          losses          value
                                            ---------     ----------      ----------       -------
       February 29, 1996
         Held to maturity, maturing in
         less
           than one year
             State and municipal bonds     $6,484,774       $ 8,116        $   (718)     $6,492,172
             U.S. Treasury bills              500,353                          (116)        500,237
             Certificates of deposit          281,955                          (541)        281,414
                                           ----------       -------        --------      ----------

                                           $7,267,082       $ 8,116        $ (1,375)     $7,273,823
                                           ==========       =======        ========      ==========

         Available for sale
           Equity securities               $  102,882       $ 1,091        $(30,760)     $   73,213
           Government income securities       469,808                       (35,052)        434,756
                                           ----------       -------        --------      ----------

                                           $  572,690       $ 1,091        $(65,812)     $  507,969
                                           ==========       =======        ========      ==========

       February 28, 1995
         Held to maturity, maturing in
         less
           than one year
             State and municipal bonds     $6,214,203       $ 3,566        $(15,947)     $6,201,822
             U.S. Treasury bills              613,840        14,362                         628,202
                                           ----------       -------        --------      ----------

                                           $6,828,043       $17,928        $(15,947)     $6,830,024
                                           ==========       =======        ========      ==========

         Available for sale
           Equity securities               $  173,293       $   803        $(43,763)     $  130,333
           Government income securities       439,968                       (46,934)        393,034
                                           ----------       -------        --------      ----------

                                           $  613,261       $   803        $(90,697)     $  523,367
                                           ==========       =======        ========      ==========


    As a result of changes in market value of the available-for-sale security portfolio, a valuation adjustment of $3,747, $4,687 and $(11,833), net of deferred taxes, is recorded as a separate component of stockholders' equity at February 28, 1997, February 29, 1996 and February 28, 1995, respectively.

                   American List Corporation and Subsidiaries

           February 28, 1997, February 29, 1996 and February 28, 1995


NOTE C - INCOME TAXES

    The Company files a consolidated Federal income tax return.

    Income tax expense is comprised of the following elements:

                                     1997             1996              1995
                                  ----------       ----------        ----------

       Current
          Federal                 $3,374,000       $3,817,000        $3,126,000
          State                      579,000          611,000           625,000
                                  ----------       ----------        ----------

                                  $3,953,000       $4,428,000        $3,751,000
                                  ==========       ==========        ==========

    The difference between these amounts and amounts computed by applying the statutory Federal income tax rate to earnings before taxes is as follows:

                                    Year ended February 28,    Year ended February 29,    Year ended February 28,
                                            1997                       1996                       1995
                                    ----------------------     ----------------------     ----------------------
                                                   % of                       % of                       % of
                                                  pretax                     pretax                     pretax
                                       Amount     income         Amount      income         Amount      income
                                      --------   --------       --------    --------       --------    --------
       Computed "expected"
         tax expense                 $3,638,484    34.0%       $4,092,587     34.0%       $3,375,200     34.0%

       Increases (reductions) in
         taxes resulting from
           State income taxes,
             net of Federal
             income tax benefit         382,140     3.5           403,260      3.4           412,500      4.2
           Other                        (67,624)    (.6)          (67,847)     (.6)          (36,700)     (.4)
                                     ----------    ----        ----------     ----       -----------     ----

       Actual tax expense            $3,953,000    36.9%       $4,428,000     36.8%       $3,751,000     37.8%
                                     ==========    ====        ==========     ====        ==========     ====

                   American List Corporation and Subsidiaries

           February 28, 1997, February 29, 1996 and February 28, 1995

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

    Pension and profit-sharing expenses have been charged as follows for the years ended:

                                    February 28,    February 29,    February 28,
                                        1997            1996            1995
                                    -----------     -----------     -----------
       Pension expense               $195,311         $178,306        $174,222
       Profit-sharing expense          30,000           25,000          23,000
                                     --------         --------        --------

                                     $225,311         $203,306        $197,222
                                     ========         ========        ========


NOTE E - LICENSE AGREEMENT

    Effective July 1, 1994, the Company entered into an exclusive licensing agreement, whereby the Company obtained a ten-year license to use, reproduce and distribute a defined segment of the licensor's lists and to use their sources and customer list to compile and market the Company's own lists. The licensor will have the nonexclusive right to broker the licensed list to third parties in return for a commission.

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

           February 28, 1997, February 29, 1996 and February 28, 1995

NOTE E - LICENSE AGREEMENT (CONTINUED)

    The Company has recorded the cost and related obligation for the license, net of imputed interest at 7.25%, which approximated $3.3 million. The net cost of the license is being amortized on a straight-line basis over the ten-year term of the license agreement.

    In the event that facts and circumstances indicate that the deferred cost of the license may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the license would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required. Impairment would be recognized in operating results if a permanent diminution in value were to occur. At February 28, 1997, the value of the asset ("deferred license cost") is estimated to be fully recoverable.

NOTE F - COMMITMENTS AND CONTINGENCIES

    Lease Commitments

    The Company currently occupies an office and computer facility under an operating lease which commenced June 15, 1991 and expires June 15, 2001. The lease, as amended on July 1, 1996, currently provides for an annual base rent of $285,812 which will increase ratably over the term of the lease to a maximum of $331,050. The lease contains an escalation clause relating to increases in real estate taxes.

    The Company also maintains a branch sales office under an operating lease which commenced on July 1, 1996 and expires June 30, 2001. The lease currently provides for an annual base rent of $16,500, which will increase ratably over the term of the lease to a maximum of $19,738.

                   American List Corporation and Subsidiaries

           February 28, 1997, February 29, 1996 and February 28, 1995

NOTE F - COMMITMENTS AND CONTINGENCIES (CONTINUED)

    The approximate minimum rental commitments under these operating leases are as follows:

        Years ending February 28,
            1998                                            $  322,000
            1999                                               331,000
            2000                                               341,000
            2001                                               351,000
            2002                                               101,000
                                                            ----------
        Total minimum payments required                     $1,446,000
                                                            ==========

    Total rent expense for the years ended February 28, 1997, February 29, 1996 and February 28, 1995 including escalation payments, amounted to approximately $394,000, $294,000 and $288,000, respectively.

    Legal Proceedings

    An officer of the Company, who was subject to an employment agreement expiring in March 2001, was terminated in February 1997. The employee has challenged the basis for termination under the terms of such agreement before an independent arbitrator and accordingly seeks reinstatement, back pay and benefits. As of the date of this Report on Form 10-K, the Company's counsel with respect to this matter believes that the Company has meritorious defenses and is pursuing the matter vigorously. Furthermore, the Company does not believe that this action will have a material adverse affect on the Company's results of operations, cash flow or financial position.

    From time to time, the Company is subject to ordinary routine litigation and various other legal proceedings, claims and liabilities which are incidental to the business. The Company believes that none of these other legal proceedings has had or is likely to have a material adverse affect on the Company's results of operations, cash flow or financial position.

NOTE G - STOCKHOLDERS' EQUITY

    The Company's 1992 Stock Option Plan (the "Plan") provides for the issuance of options to purchase up to 300,000 shares, as adjusted, of common stock. The Plan provides for the issuance of both incentive stock options to purchase the Company's common stock at not less than fair market value on the date of the grant and nonqualified options to purchase shares at exercise prices determined by the Board of Directors.

                   American List Corporation and Subsidiaries

           February 28, 1997, February 29, 1996 and February 28, 1995


NOTE G - STOCKHOLDERS' EQUITY (CONTINUED)

    A summary of stock option activity related to the Company's Plan is as follows:

                                                    Incentive Stock Options               Nonqualified Stock Options
                                            -----------------------------------------     --------------------------
                                                                           Weighted -
                                                                            average
                                                                            exercise          Price
                                               Price Range      Shares        price           Range      Shares
                                            ---------------     -------    ----------        ------      ------
       Outstanding at March 1, 1995         $ 9.39 - $18.00     135,145      $16.08          $11.89       1,650

       Granted                               21.00 -  29.88      57,500       22.01
       Exercised                              9.39 -  11.89      (6,290)      10.18
                                                                -------                                   -----

       Outstanding at February 29, 1996       9.39 -  29.88     186,355       18.12           11.89       1,650

       Granted                                   26.88            7,000       26.88
       Exercised                              9.39 -  18.00     (35,275)      13.70
       Expired                                   18.00          (75,000)      18.00
                                                                -------                                   -----

       Outstanding at February 28, 1997     $10.08 - $29.88      83,080      $20.85          $11.89       1,650
                                                                =======      ======          ======       =====

       Exercisable at February 28, 1997     $10.08 - $29.88      83,080      $20.85          $11.89       1,650
                                                                =======      ======          ======       =====

    The following table summarizes information concerning currently outstanding and exercisable incentive stock options:

                                                     Weighted-average
           Range of          Number outstanding   remaining contractual   Weighted-average
       exercise prices        and exercisable          life (years)        exercise price
       ---------------       ------------------   ---------------------   ----------------
          $10 - $20               18,415                6.8 years              $14.95
           20 -  30               64,665                8.26 years              22.54
                                  ------

                                  83,080
                                  ======

    The weighted average option fair value on the grant date was $11.34 and $9.09 for options issued during the years ended February 28, 1997 and February 28, 1996, respectively.

    The Company has adopted only the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"); it applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for the Plan and does not recognize compensation expense for such Plan. If the Company had elected to recognize compensation expense based upon the fair value at the grant dates

                   American List Corporation and Subsidiaries

           February 28, 1997, February 29, 1996 and February 28, 1995

NOTE G - STOCKHOLDERS' EQUITY (CONTINUED)

    for awards under these plans consistent with the methodology prescribed by SFAS No. 123, the Company's reported net earnings and earnings per share would be reduced to the pro forma amounts indicated below for the years ended:

                                             February 28,        February 29,
                                                 1997                1996
                                             -----------         -----------
       Net earnings
          As reported                         $6,748,423          $7,609,022
          Pro forma                            6,655,393           7,051,597

       Earnings per common share
          As reported                            $1.51               $1.68
          Pro forma                               1.49                1.55

    These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before fiscal 1996. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the fiscal years ended February 28, 1997 and February 29, 1996, respectively: expected volatility of 34 and 32 percent; risk-free interest rates of 6.51 and 6.39 percent; and expected life of seven years for both years.

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the use of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

    On May 23, 1996, the Board of Directors increased the number of shares the Company may repurchase under its common stock purchase plan to 300,000 shares of the Company's common stock. On April 7 and November 16, 1995, the Company purchased 24,600 and 300 shares of its common stock for $509,238 and $7,634, respectively. In May 1996, the Company purchased 110,000 shares of its common stock in the open market for $2,768,009. In January 1997, the Company purchased 55,000 shares of its common stock in the open market for $1,325,815.

                   American List Corporation and Subsidiaries

           February 28, 1997, February 29, 1996 and February 28, 1995


NOTE G - STOCKHOLDERS' EQUITY (CONTINUED)

    In connection with the transaction described in Note I, the Company has discontinued its common stock buy-back program.

NOTE H - ACQUISITION OF GEODEMX

    On June 22, 1995, the Company acquired substantially all of the operating assets and liabilities of GeoDemX for nominal consideration. The purchase agreement provides for, among other things, additional consideration to be paid based on a percentage of GeoDemX's annual pretax earnings through February 28, 1999. Such additional consideration shall be paid through the issuance of the Company's common stock. However, the sellers may elect to receive up to 50% of such additional consideration in cash. The cost in excess of the fair value of the net assets acquired, approximating $125,000, has been included in other assets, and was being amortized on a straight-line basis over a five-year period. The Company periodically reviews and evaluates whether there has been any permanent impairment in the value of recorded amounts. Factors considered in the valuation include current operating results, trends and anticipated undiscounted future cash flows. During the fourth quarter of fiscal 1997, the Company recognized a goodwill impairment charge of approximately $100,000 related to the June 1995 acquisition of GeoDemX.

    At the date of acquisition, the Company set forth certain conditions and expectations for the GeoDemX business. At present, it cannot assure that it will continue to fund the operations of GeoDemX. However, the Company expects to recover the carrying value of the net assets of GeoDemX ($133,000) at February 28, 1997.

NOTE I - SUBSEQUENT EVENT

    On March 18, 1997, the Company entered into an Agreement and Plan of Merger (the "Agreement") with Snyder Communications, Inc. ("Snyder") and will become a wholly-owned subsidiary of Snyder.

                   American List Corporation and Subsidiaries

           February 28, 1997, February 29, 1996 and February 28, 1995


NOTE I - SUBSEQUENT EVENT (CONTINUED)

    In accordance with the Agreement, each share of the Company's common stock outstanding immediately prior to the merger will be converted into shares of Snyder common stock equal to the exchange ratio determined in the following manner: (i) if the average final closing price of the Snyder common stock equals or exceeds $32.00, the exchange ratio will be 1.00; (ii) if the average final closing price equals or exceeds $28.00 but is less than $32.00, the exchange ratio will equal the quotient of $32.00 divided by the average final closing price; (iii) if the average final closing price equals or exceeds $26.00 but is less than $28.00, the exchange ratio will be 1.14; and (iv) if the average final closing price is less than $26.00, the exchange ratio will equal the quotient (rounded to four decimal places) of $29.71 divided by the average final closing price, as defined. Snyder has the right to terminate the Agreement if the average final closing price of its common stock is less than $24.00 per share. The Company has the right to terminate the Agreement if the average final closing price of Snyder's common stock is less than $20.00 per share.

    The merger is subject to approval by the stockholders of the Company and to customary regulatory approval.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE



Board of Directors and Stockholders
   AMERICAN LIST CORPORATION

In connection with our audit of the consolidated financial statements of American List Corporation and Subsidiaries referred to in our report dated April 11, 1997, we have also audited financial statement Schedule II for each of the years in the three-year period ended February 28, 1997. In our opinion, the financial statement schedule presents fairly, in all material respects, the information required to be set forth therein.


GRANT THORNTON LLP

Melville, New York
April 11, 1997

                   American List Corporation and Subsidiaries

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


          Column A                            Column B                Column C               Column D          Column E
          --------                            --------                --------               --------          --------

                                                                     Additions
                                                            --------------------------
                                                               (1)             (2)
                                                                            Charged to
                                             Balance at     Charged to        other                           Balance at
                                             beginning       costs and      accounts -      Deductions -        end of
        Description                          of period       expenses        describe        describe           period
        -----------                          ----------     ----------      ----------      ------------      ----------
  Allowance for doubtful accounts
    Year ended February 28, 1997              $50,000        $73,691                         $43,691 (a)       $80,000
                                              =======        =======                         =======           =======

    Year ended February 29, 1996              $50,000        $17,734                         $17,734 (a)       $50,000
                                              =======        =======                         =======           =======

    Year ended February 28, 1995              $90,000        $22,955                         $62,955 (a)       $50,000
                                              =======        =======                         =======           =======


(a)  Uncollectible accounts written off.

                           STATEMENT OF DIFFERENCES
                           ------------------------

  The registered trademark symbol shall be expressed as ...................'r'